Form 10-Q
period 1996-03-31
PENN AMERICA GROUP INC
filed 1996-05-09
CIK 910110

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1996
                                  --------------------------------

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                                  -----------------------    ------------------

Commission file number          0-22316
                        ----------------------

                            PENN-AMERICA GROUP, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               PENNSYLVANIA                                                                    23-2731409
- - ----------------------------------------                                     -----------------------------------------
  (State or other jurisdiction of                                               (I.R.S. Employer Identification No.)
  incorporation or organization)



                420 SOUTH YORK ROAD, HATBORO, PENNSYLVANIA 19040
         ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 443-3600
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

At May 10, 1996 4,445,754 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                                     INDEX

                                                                                         PAGE NUMBER
                                                                                         -----------
PART I - FINANCIAL INFORMATION

         Consolidated Unaudited Balance Sheets - March 31, 1996 and
               December 31, 1995                                                                 3

         Consolidated Unaudited Statements of Earnings - For the three
               months ended March 31, 1996 and 1995                                              4

         Consolidated Unaudited Statement of Stockholders' Equity -
               For the three months ended March 31, 1996                                         5

         Consolidated Unaudited Statements of Cash Flows -
               For the three months ended March 31, 1996 and 1995                                6

         Notes to Unaudited Consolidated Financial Statements                                    7

         Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                             7

PART II - OTHER INFORMATION                                                                      9

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (in thousands, except share data)

                                                                                           March 31,       December 31,
                                                                                             1996              1995
                                                                                         ------------      ------------
ASSETS
Investments:
  Fixed Maturities:
    Available for sale, at fair value (amortized cost 1996, $43,677; 1995, $42,948)        $ 42,741         $ 43,281
    Held to maturity, at amortized cost (fair value 1996, $43,107; 1995, $34,812)            43,296           34,276
  Equity securities, at fair value (cost 1996, $9,530; 1995, $8,726)                         11,517           10,667
  Short term investments, at cost, which approximates fair value                              1,500            7,000
                                                                                         ------------     ------------
    Total Investments                                                                        99,054           95,224
Cash and cash equivalents                                                                     4,014            5,204
Receivables:
  Accrued investment income                                                                   1,474            1,385
  Premiums receivable, net                                                                    9,290            8,981
  Reinsurance recoverable                                                                    14,319           13,952
  Note receivable, affiliate                                                                    400              400
                                                                                         ------------     ------------
    Total receivables                                                                        25,483           24,718
Prepaid reinsurance premiums                                                                  2,506            2,438
Deferred policy acquisition costs                                                             5,954            5,716
Capital leases                                                                                1,768            1,786
Deferred income tax                                                                           2,457            1,947
Income tax recoverable                                                                          ---              529
Other assets                                                                                    385              201
                                                                                         ------------     ------------
  Total assets                                                                            $ 141,621        $ 137,763
                                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                               $ 62,418         $ 60,139
  Unearned premiums                                                                          27,076           26,245
  Accounts payable and accrued expenses                                                       1,436            1,842
  Capitalized lease obligations                                                               1,866            1,890
  Income tax payable                                                                            500              ---
  Notes payable:
    Affiliate                                                                                   100              150
    Bank                                                                                     10,000           10,000
  Other liabilities                                                                           1,451            1,247
                                                                                         ------------     ------------
    Total liabilities                                                                       104,847          101,513
                                                                                         ------------     ------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                                ---               ---
  Common stock, $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 1996, 4,434,819 shares and 1995, 4,430,000
      shares                                                                                     44               44
  Additional paid-in capital                                                                 21,674           21,608
  Unrealized investment gains, net of tax                                                       694            1,501
  Retained earnings                                                                          14,503           13,251
                                                                                         ------------     ------------
                                                                                             36,915           36,404
  Unearned compensation from restricted stock awards                                           (141)            (154)
                                                                                         ------------     ------------
    Total stockholders' equity                                                               36,774           36,250
                                                                                         ------------     ------------

    Total liabilities and stockholders' equity                                            $ 141,621        $ 137,763
                                                                                         ============     ============


     See accompanying notes to unaudited consolidated financial statements

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                (in thousands, except share and per share data)


                                                              1996              1995
                                                        -------------     --------------
Revenues:
  Premiums earned                                          $ 15,623           $ 13,632
  Net investment income                                       1,598              1,176
  Net realized investment gains                                  23                 13
                                                        -------------     --------------
    Total revenues                                           17,244             14,821
                                                        -------------     --------------

Losses and expenses:
  Losses and loss adjustment expenses                         9,852              8,466
  Amortization of deferred policy
  acquisition costs                                           3,988              3,526
  Other underwriting expenses                                 1,061              1,087
  Interest expense                                              217                 29
                                                        -------------     --------------
    Total losses and expenses                                15,118             13,108
                                                        -------------     --------------

Earnings before income tax                                    2,126              1,713

Income tax                                                      697                557
                                                        -------------     --------------

Net earnings                                                $ 1,429            $ 1,156
                                                        =============     ==============

Weighted average number of shares outstanding             4,433,212          4,430,000
                                                        =============     ==============

Net earnings per share                                        $ .32              $ .26
                                                        =============     ==============

Cash dividends per share                                      $ .04                ---
                                                        =============     ==============




     See accompanying notes to unaudited consolidated financial statements

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             (dollars in thousands)




                                                                                                           UNEARNED
                                                                                                         COMPENSATION
                                                                            UNREALIZED                       FROM
                                      COMMON STOCK          ADDITIONAL      INVESTMENT                    RESTRICTED
                                      ------------           PAID-IN          GAINS          RETAINED       STOCK
                                   SHARES        AMOUNT      CAPITAL      (LOSSES), NET      EARNINGS       AWARDS          TOTAL
                                   ------        ------      -------      -------------      --------       ------          -----
Balance at December 31, 1995    4,430,000        $44         $21,608         $1,501          $13,251        $(154)         $36,250
Net earnings                                                                                   1,429                         1,429
Issuance of common stock            4,819                         66                                                            66
Amortization of unearned
  compensation from restricted
  stock awards                                                                                                 13               13
Unrealized investment (losses)
  from fixed maturities
  available for sale and
  equities, net of tax                                                         (807)                                          (807)
Cash dividends paid                                                                             (177)                         (177)
                                ---------------------------------------------------------------------------------------------------
Balance at March 31, 1996       4,434,819        $44         $21,674           $694          $14,503        $(141)         $36,774
                                ==================================================================================================




     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (in thousands)

                                                                               1996               1995
                                                                           ------------       -----------
Cash flows from operating activities                                           $1,429            $1,156
  Net earnings
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Amortization expense                                                         71                78
      Net realized investment gains                                               (23)              (13)
      Deferred income tax                                                         (93)             (157)
      Net decrease (increase) in premiums and notes receivable,
        prepaid reinsurance premiums and unearned premiums                        454              (652)
      Net increase in unpaid loss and loss adjustment expense
        and reinsurance recoverable                                             1,912             2,344
      Decrease (increase) in:
        Accrued investment income                                                 (89)               68
        Deferred policy acquisition costs                                        (238)             (207)
        Income tax recoverable                                                    529               714
        Other assets                                                             (183)               17
      Increase (decrease) in:
        Accounts payable and accrued expenses                                    (406)             (798)
        Income tax payable                                                        500               ---
        Other liabilities                                                         204                99
                                                                           ------------       -----------
      Net cash provided by operating activities                                 4,067             2,649
                                                                           ------------       -----------

Cash flows from investing activities
  Purchases of equity securities                                               (1,926)              ---
  Purchases of fixed maturities available for sale                            (11,033)           (1,018)
  Purchases of fixed maturities held to maturity                              (11,064)           (4,014)
  Proceeds from sales of equity securities                                      1,266               ---
  Proceeds from sales and maturities of fixed maturities available for sale    10,181             1,487
  Proceeds from maturities of fixed maturities held to maturity                 2,004               ---
  Change in short term investments                                              5,500             1,000
                                                                           ------------       -----------
      Net cash used by investing activities                                    (5,072)           (2,545)
                                                                           ------------       -----------

Cash flows from financing activities
  Issuance of common stock                                                         66               ---
  Principal payment on note payable, affiliate                                    (50)              (50)
  Dividends paid                                                                 (177)              ---
  Principal payments on capital lease obligations                                 (24)               (7)
                                                                           ------------       -----------
      Net cash used by financing activities                                      (185)              (57)
                                                                           ------------       -----------

Increase (decrease) in cash and cash equivalents                               (1,190)               47
Cash and cash equivalents, beginning of period                                  5,204             1,813
                                                                           ------------       -----------
Cash and cash equivalents, end of period                                      $ 4,014           $ 1,860
                                                                           ============       ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Income tax (refund)                                                          (240)              ---
    Interest                                                                      189                29



     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

Penn-America Group, Inc. (the "Company") is an insurance holding company. Penn Independent currently owns approximately 61.5% of the outstanding common stock of the Company.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1995. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - Reinsurance

Premiums earned are net of amounts ceded to insurers of $1.6 and $1.2 million for the three month period ended March 31, 1996 and 1995. Losses and loss adjustment expenses are net of amounts ceded to insurers of $2.5 and $2.6 million for the three months ended March 31, 1996 and 1995.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Gross written premiums increased 16.5% to $18.0 million for the first quarter of 1996, as compared to $15.5 million for the same quarter in 1995. The increase in gross written premiums was primarily attributable to increased volume. The increase in volume came primarily from a 17.1% increase in the commercial multi-peril line to $7.0 million, as compared to $6.0 million for the previous year's quarter and a 31.6% increase in personal automobile written premiums to $4.8 million, as compared to $3.6 million in the first quarter of 1995. Overall gross written premiums increased in all lines of business.

Net written premiums increased 10.8% to $16.4 million as compared to $14.8 million in 1995. Net earned premium increased 14.6% to $15.6 million, as compared to $13.6 million in 1995, which is attributable to the overall growth in gross and net written premium.

Net investment income increased 35.9% to $1.6 million as compared to $1.2 million in 1995. The increase in investment income can be attributed to an increase in the net yield on the portfolio to 6.85%, as compared to 6.81% in 1995 and the 32.2% increase in the investment portfolio to $99.1 million in 1996 as compared to $75.0 million as of March 31, 1995. The increase in the investment portfolio was funded by positive cashflow from operations and the investment of the net proceeds of $9 million note payable borrowed by the Company in December 1995.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)



Losses and loss adjustment expenses increased 16.4% to $9.9 million in the first quarter of 1996 as compared to $8.5 million in 1995. The Company's statutory combined ratio was 94.3%, as compared to 92.9% in 1995. The increase in the combined ratio is attributed to a 1% increase in the loss ratio principally due to severe winter weather in the first quarter of 1996, and a 0.5% increase in the expense ratio attributed to a higher mix of personal lines business, which has a higher commission rate.

Amortization of deferred policy acquisition costs increased 13.1% to $4.0 million in the first quarter of 1996 as compared to $3.5 million in 1995. This increase is attributed to the increased growth in gross earned premiums.

Net earnings increased 23.6% to $1.4 million in the first quarter of 1996 as compared to $1.2 million for the same period in 1995. This increase is principally attributed to increased earned premiums and increased investment return.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.1 million as compared to $2.6 million for the three months ended March 31, 1996 and 1995, respectively. This increase in cash provided by operations primarily reflects the increase in net premiums written during the period.

Net cash used by investing activities was $5.1 million for the three months ended March 31, 1996 as compared to $2.5 million in the first quarter of 1995. This increase was primarily due to the higher amount of cash provided by operating activities for the first quarter of 1996 which was used to purchase securities.

Net cash used by financing activities was $185 thousand in 1996, as compared to $57 thousand for the same period in 1995. The increase in the use of cash for financing activities was primarily due to a $177 thousand cash dividend paid to stockholders.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Default Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote by Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PENN-AMERICA GROUP, INC.




 Date:    May 8, 1996                   By:     /s/ Jon S. Saltzman
        -------------------------               -------------------------
                                                Jon S. Saltzman
                                                President and
                                                Chief Executive Officer




                                        By:     /s/ Rosemary R. Ferrero
                                                --------------------------
                                                Rosemary R. Ferrero
                                                Principal Accounting and
                                                Finance Officer