Form 10-Q
period 1996-06-30
PENN AMERICA GROUP INC
filed 1996-08-09
CIK 910110

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       JUNE 30, 1996
                                        --------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number        0-22316
                      -----------------------

                           PENN-AMERICA GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                               23-2731409
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                420 SOUTH YORK ROAD, HATBORO, PENNSYLVANIA 19040
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 443-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No
     -------          -------

At August 9, 1996 4,445,754 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                                     INDEX

                                                                                     PAGE NUMBER
                                                                                     -----------
PART I - FINANCIAL INFORMATION

         Consolidated Unaudited Balance Sheets - June 30, 1996 and
               December 31, 1995                                                          3

         Consolidated Unaudited Statements of Earnings - For the three
               and six month periods ended June 30, 1996 and 1995                         4

         Consolidated Unaudited Statement of Stockholders' Equity -
               For the six months ended June 30, 1996                                     5

         Consolidated Unaudited Statements of Cash Flows -
               For the six months ended June 30, 1996 and 1995                            6

         Notes to Unaudited Consolidated Financial Statements                             7

         Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                      8

PART II - OTHER INFORMATION                                                              10

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (in thousands, except share data)

                                                                                           June 30,        December 31,
                                                                                             1996              1995
                                                                                          ---------        ------------
ASSETS
Investments:
   Fixed Maturities:
     Available for sale, at fair value (amortized cost 1996 $43,686; 1995 $42,948)        $  42,196          $  43,281
     Held to maturity, at amortized cost (fair value 1996 $46,696; 1995 $34,812)             47,266             34,276
   Equity securities, at fair value (cost 1996 $9,329; 1995 $8,726)                          11,270             10,667
   Short-term investments, at cost, which approximates fair value                                 0              7,000
                                                                                          ---------          ---------
     Total Investments                                                                      100,732             95,224
Cash and cash equivalents                                                                     2,284              5,204
Receivables:
   Accrued investment income                                                                  1,710              1,385
   Premiums receivable                                                                        9,294              8,981
   Reinsurance recoverable                                                                   14,748             13,952
   Note receivable, affiliate                                                                   400                400
                                                                                          ---------          ---------
     Total receivables                                                                       26,152             24,718
Prepaid reinsurance premiums                                                                  2,530              2,438
Deferred policy acquisition costs                                                             6,277              5,716
Capital leases                                                                                1,750              1,786
Deferred income tax                                                                           2,736              1,947
Income tax recoverable                                                                          468                529
Other assets                                                                                    570                201
                                                                                          ---------          ---------
     Total assets                                                                         $ 143,499          $ 137,763
                                                                                          =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses                                                $  63,605          $  60,139
Unearned premiums                                                                            28,073             26,245
Accounts payable and accrued expenses                                                           742              1,842
Capitalized lease obligations                                                                 1,842              1,890
Notes payable:
  Affiliate                                                                                      50                150
  Bank                                                                                       10,000             10,000
Other liabilities                                                                             1,253              1,247
                                                                                          ---------          ---------
     Total liabilities                                                                      105,565            101,513
                                                                                          ---------          ---------
Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
  none issued                                                                                    --                 --
Common stock, $.01 par value, authorized 10,000,000 shares;
  issued and outstanding 1996, 4,445,754 and 1995, 4,430,000 shares                              44                 44
Additional paid-in capital                                                                   21,822             21,608
Unrealized investment gains, net of tax                                                         298              1,501
Retained earnings                                                                            15,897             13,251
                                                                                          ---------          ---------
                                                                                             38,061             36,404
Unearned compensation from restricted stock awards                                             (127)              (154)
                                                                                          ---------          ---------
     Total stockholders' equity                                                              37,934             36,250
                                                                                          ---------          ---------
     Total liabilities and stockholders' equity                                           $ 143,499          $ 137,763
                                                                                          =========          =========

      See accompanying notes to unaudited consolidated financial statements

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                (in thousands, except share and per share data)


                                                               Three months ended June 30,             Six months ended June 30,
                                                               ---------------------------            ---------------------------
                                                                  1996            1995                  1996              1995
                                                                --------        --------              --------           --------
Revenues:
   Premiums earned                                              $ 16,485        $ 13,855              $ 32,108           $ 27,487
   Net investment income                                           1,650           1,206                 3,248              2,382
   Net realized investment gains                                      79             120                   102                133
                                                                --------        --------              --------           --------
     Total revenues                                               18,214          15,181                35,458             30,002
                                                                --------        --------              --------           --------
Losses and expenses:
   Losses and loss adjustment expenses                            10,253           8,583                20,105             17,049
   Amortization of deferred policy acquisition costs               4,223           3,452                 8,211              6,978
   Other underwriting expenses                                     1,189           1,149                 2,250              2,236
   Interest expense                                                  221              44                   438                 72
                                                                --------        --------              --------           --------
     Total losses and expenses                                    15,886          13,228                31,004             26,335
                                                                --------        --------              --------           --------

Earnings before income tax                                         2,328           1,953                 4,454              3,667

Income tax                                                           756             646                 1,453              1,204
                                                                --------        --------              --------           --------
Net earnings                                                    $  1,572        $  1,307              $  3,001           $  2,463
                                                                ========        ========              ========           ========

Weighted average number of shares outstanding                  4,442,109       4,430,000             4,437,661          4,430,000
                                                               =========       =========             =========          =========

Net earnings per share                                             $ .35           $ .30                 $ .68              $ .56
                                                                   =====           =====                 =====              =====
Cash dividend per share                                            $ .04           $ .03                 $ .08              $ .03
                                                                   =====           =====                 =====              =====



      See accompanying notes to unaudited consolidated financial statements

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                             (dollars in thousands)

                                                                                                           UNEARNED
                                                                                UNREALIZED              COMPENSATION
                                                                                INVESTMENT                  FROM
                                                COMMON STOCK       ADDITIONAL     GAINS                  RESTRICTED
                                              -----------------     PAID-IN      (LOSSES),    RETAINED      STOCK
                                              SHARES     AMOUNT     CAPITAL        NET        EARNINGS      AWARDS        TOTAL
                                              ------     ------    ----------   ----------    --------  -------------     -----
Balance at December 31, 1995                4,430,000      $44      $21,608       $1,501       $13,251       $(154)      $36,250
Net earnings                                                                                     3,001                    $3,001
Issuance of common stock                       15,754                   214                                                 $214
Amortization of unearned compensation
  from restricted stock awards                                                                                  27           $27
Unrealized investment losses from fixed
  maturities available for sale and
  equities, net of tax                                                            (1,203)                                $(1,203)
Cash dividends paid                                                                               (355)                    $(355)
                                            ---------      ---      -------       ------       -------       -----       -------
Balance at June 30, 1996                    4,445,754      $44      $21,822         $298       $15,897       $(127)      $37,934
                                            =========      ===      =======       ======       =======       =====       =======



      See accompanying notes to unaudited consolidated financial statements

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                  (UNAUDITED)

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (in thousands)

                                                                                           Six months ended June 30,
                                                                                         -----------------------------
                                                                                          1996                  1995
                                                                                         -------               -------
Cash flows from operating activities
   Net earnings                                                                          $ 3,001               $ 2,463
   Adjustments to reconcile net earnings to net cash provided by operating activities
       Amortization of net premium on fixed maturities                                        56                   112
       Amortization of capital leases                                                         69                    15
       Amortization of restricted stock awards                                                27                    27
       Net realized investment losses (gains)                                               (102)                 (133)
       Deferred income tax                                                                  (169)                 (307)
       Net increase (decrease) in premiums and notes receivable,
          prepaid reinsurance premiums and unearned premiums                               1,423                    (2)
       Net increase in unpaid loss and loss adjustment expense
          and reinsurance recoverable                                                      2,670                 3,852
       (Increase) decrease in:
          Accrued investment income                                                         (325)                  (93)
          Deferred policy acquisition costs                                                 (561)                 (342)
          Income tax recoverable                                                              61                  (340)
          Other assets                                                                      (390)                   52
       Increase (decrease) in:
          Accounts payable and accrued expenses                                           (1,101)                 (949)
          Other liabilities                                                                    6                    34
                                                                                         -------               -------
       Net cash provided by operating activities                                           4,665                 4,389
                                                                                         -------               -------
Cash flows from investing activities
   Purchases of equity securities                                                         (3,049)                 (543)
   Purchases of fixed maturities available for sale                                      (12,049)               (2,086)
   Purchases of fixed maturities held to maturity                                        (16,071)              (10,068)
   Proceeds from sales of equity securities                                                2,684                   450
   Proceeds from sales and maturities of fixed maturities available for sale              11,181                 5,697
   Proceeds from maturities and calls of fixed maturities held to maturity                 3,008                   200
   Decrease in short-term investments                                                      7,000                 3,000
                                                                                         -------               -------
       Net cash used by investing activities                                              (7,296)               (3,350)
                                                                                         -------               -------
Cash flows from financing activities
   Issuance of common stock                                                                  214                    --
   Principal payments on capital lease obligations                                           (48)                  (15)
   Dividends paid                                                                           (355)                 (133)
   Note payable affiliate                                                                   (100)                 (100)
                                                                                         -------               -------
       Net cash used by financing activities                                                (289)                 (248)
                                                                                         -------               -------
Increase (decrease) in cash and cash equivalents                                          (2,920)                  791
Cash and cash equivalents, beginning of period                                             5,204                 1,813
                                                                                         -------               -------
Cash and cash equivalents, end of period                                                 $ 2,284               $ 2,604

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Income tax                                                                            1,560                 1,850
     Interest                                                                                412                    72



      See accompanying notes to unaudited consolidated financial statements

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Penn-America Group, Inc. (the "Company") is an insurance holding company. Penn Independent currently owns approximately 61.4% of the outstanding common stock of the Company.

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

NOTE 2 - Reinsurance

Premiums earned are net of amounts ceded to insurers of $3.3 and $2.6 million for the six month periods ended June 30, 1996 and 1995, and $1.7 and $1.4 million for the three months ended June 30, 1996 and 1995. Losses and loss adjustment expenses are net of amounts ceded to insurers of $4.7 and $3.9 million for the six months ended June 30, 1996 and 1995, and $2.2 and $1.4 million for the three months ended June 30, 1996 and 1995.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Gross written premiums increased 22.0% and 19.3% to $19.2 and $37.2 million for the three and six month periods ended June 30, 1996, as compared to $15.7 and $31.2 million for the same periods in 1995. The increase in gross written premiums was primarily attributable to increased volume in addition to some rate increases which occur automatically because some risk are exposure rated. The increase in volume came primarily from a 21.9% and 19.5% increase in commercial multi-peril gross written premiums to $7.7 and $14.7 million for the three and six month periods ended June 30, 1996, as compared to gross written premiums of $6.3 and $12.3 million for the same periods in 1995. In addition, personal automobile written premiums increased 61.3% and 45.5% to $5.1 and $9.9 million for the three and six month periods ended June 30, 1996, as compared to $3.2 and $6.8 million for the same periods in 1995. Overall gross written premiums increased in most lines of business. On May 1, 1996, the Company began to write minimum limits personal automobile coverage in the states of Kentucky and Nevada.

Net written premiums increased 21.9% and 16.3% to $17.5 and $33.8 million for the three and six month periods ended June 30, 1996, as compared to $14.3 and $29.1 million for the same periods in 1995. Net earned premium increased 19.0% and 16.8% to $16.5 and $32.1 million for the three and six month periods ended June 30, 1996, as compared to $13.9 and $27.5 million for the same periods in 1995, which growth can be attributed to the sustained growth in net written premium.

Net investment income increased 36.9% and 36.4% to $1.7 and $3.2 million for the three and six month periods ended June 30, 1996, as compared to $1.2 million and $2.4 million for the same periods in 1995. The investment portfolio increased 30.3% to $101 million at June 30, 1996, as compared to $77 million at June 30, 1995. The increase in the investment portfolio was funded principally from increased cash flow from operations and $9 million, the net funds from a loan entered into in December of 1995 as well as an increase in the fixed income portfolio yield from 6.76% at June 30, 1995 to 6.85% at June 30, 1996.

Losses and loss adjustment expenses increased 19.5% and 17.9% to $10.3 and $20.1 million for the three and six month periods ended June 30, 1996, as compared to $8.5 and $17.0 million for the same periods in 1995. The Company's statutory combined ratio was 94.1% for the second quarter ended June 30, 1996, compared to a 93.6% combined ratio for the same quarter of 1995. The statutory combined ratio for the first half of 1996 was 94.1%, compared to 93.2% for the first six months of 1995. The increase in the combined ratio for the six month period reflected the higher commission rate paid on the personal auto line as reflected in the expense ratio component, and a 0.6% increase in the loss ratio component.

Amortization of deferred policy acquisition costs increased 22.3% and 17.7% to $4.2 and $8.2 million for the three and six month periods ended June 30, 1996, as compared to $3.5 and $7.0 million for the same periods in 1995. This increase was attributable to the increased growth in earned premiums as well as the increase personal auto commission rate which is a component of acquisition costs.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

Interest expense was $221 and $438 thousand for the three and six month periods ended June 30, 1996, as compared to $44 and $72 thousand for the same periods in 1995. These increases were primarily attributable to the additional interest on the loan and the recapitalization of the lease on the office building.

Net earnings increased 20.3% and 21.9% to $1.6 and $3.0 million for the three and six month periods ended June 30, 1996, as compared to $1.3 million and $2.5 million for the same periods in 1995. This increase was attributable to increased earned premiums, increased investment income and other underwriting expenses which increased at a lesser rate than revenues.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 1996, as compared to $4.4 million for the same period in 1995. This increase in cash provided by operations primarily reflects the increase in written premiums and investment income.

Net cash used by investing activities was $7.3 million for the six months ended June 30, 1996, as compared to $3.4 million for the six months ended June 30, 1995.

Net cash used by financing activities was $289 thousand for the six months ended June 30, 1996, as compared to $248 thousand for the same period in 1995.

During the first six months of 1996, the Company's fixed income portfolio was affected by a rise in interest rates resulting in a $1.2 million unrealized investment loss after taxes on this portfolio.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                          PART II.  OTHER INFORMATION



Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Default Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote by Security Holders - See Attached

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K - None

PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Shareholders of Penn-America Group, Inc. was held on May 8, 1996 (the "Annual Meeting" or "Meeting"), with the following results:

The total number of shares represented at the Annual Meeting in person or by proxy was 4,296,543 of the 4,434,819 shares of common stock outstanding and entitled to vote at the meeting.

On the proposal to elect Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Lawrence J. Schoenberg, David P. Cohen and Charles Ellman as Directors to serve until the 1997 Annual Meeting and until their successors are duly elected and qualified, the nominees for Director received the number of votes set forth opposite their respective names.

                                NUMBER OF VOTES


                                              FOR                   WITHHELD
                                              ---                   --------
Irvin Saltzman                             4,267,143                29,400
Jon S. Saltzman                            4,267,143                29,400
James E. Heerin, Jr.                       4,267,143                29,400
Robert A. Lear                             4,267,143                29,400
Jami Saltzman-Levy                         4,267,143                29,400
M. Moshe Porat                             4,267,143                29,400
Lawrence J. Schoenberg                     4,267,143                29,400
David P. Cohen                             4,267,143                29,400
Charles Ellman                             4,267,143                29,400

There were no broker non-votes recorded. On the basis of the above vote, Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Lawrence J. Schoenberg, David P. Cohen and Charles Ellman were elected as Directors to serve until the 1997 Annual Meeting and until their respective successors are duly elected and qualified.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PENN-AMERICA GROUP, INC.




Date:  August 9, 1996                          By: /s/ Jon S. Saltzman
                                                   ---------------------------
                                                   Jon S. Saltzman
                                                   President and
                                                   Chief Executive Officer



                                               By: /s/ Rosemary R. Ferrero
                                                   ---------------------------
                                                   Rosemary R. Ferrero
                                                   Principal Finance and
                                                   Accounting Officer