Form 10-Q
period 1996-09-30
PENN AMERICA GROUP INC
filed 1996-11-08
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 1996
                                            ----------------------------------

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from   __________   to  __________

Commission file number                 0-22316
                                 ---------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Pennsylvania                                           23-2731409
------------------------                           ------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                420 South York Road, Hatboro, Pennsylvania 19040
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 443-3600
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   No __ .

At November 8, 1996 4,445,754 shares of the registrant's common stock, $.01 par value, were outstanding.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                                      Index

                                                                  Page Number

Part I - Financial Information

   Consolidated Unaudited Balance Sheets - September 30, 1996 and
      December 31, 1995                                                 3

   Consolidated Unaudited Statements of Earnings - For the three
      and nine month periods ended September 30, 1996 and 1995          4

   Consolidated Unaudited Statement of Stockholders' Equity -
      For the nine months ended September 30, 1996                      5

   Consolidated Unaudited Statements of Cash Flows -
      For the nine months ended September 30, 1996 and 1995             6

   Notes to Unaudited Consolidated Financial Statements                 7

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition                             8

Part II - Other Information                                             10

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                                          September 30,         December 31,
                                                                                              1996                   1995
ASSETS
Investments:
    Fixed Maturities:
      Available for sale, at fair value (amortized cost 1996 $46,672; 1995 $42,948)         $ 45,349             $ 43,281
      Held to maturity, at amortized cost (fair value 1996 $42,771; 1995 $34,812)             43,226               34,276
    Equity securities, at fair value (cost 1996 $10,103; 1995 $8,726)                         12,078               10,667
    Short-term investments, at cost, which approximates fair value                             1,000                7,000
                                                                                           ---------            ---------
      Total Investments                                                                      101,653               95,224
Cash and cash equivalents                                                                      8,055                5,204
Receivables:
    Accrued investment income                                                                  1,602                1,385
    Premiums receivable                                                                        9,721                8,981
    Reinsurance recoverable                                                                   14,246               13,952
    Note receivable, affiliate                                                                   400                  400
                                                                                           ---------            ---------
      Total receivables                                                                       25,969               24,718
Prepaid reinsurance premiums                                                                   2,605                2,438
Deferred policy acquisition costs                                                              6,804                5,716
Capital leases                                                                                 1,733                1,786
Deferred income tax                                                                            2,665                1,947
Income tax recoverable                                                                           383                  529
Other assets                                                                                     569                  201
                                                                                           ---------            ---------
      Total assets                                                                         $ 150,436            $ 137,763
                                                                                           =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses                                                  $ 66,451             $ 60,139
Unearned premiums                                                                             29,537               26,245
Accounts payable and accrued expenses                                                          1,375                1,842
Capitalized lease obligations                                                                  1,818                1,890
Notes payable:
  Affiliate                                                                                       --                  150
  Bank                                                                                        10,000               10,000
Other liabilities                                                                              1,523                1,247
                                                                                           ---------            ---------
      Total liabilities                                                                      110,704              101,513
                                                                                           ---------            ---------

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
  none issued                                                                                      --                  --
Common stock, $.01 par value, authorized 10,000,000 shares;
  issued and outstanding 1996; 4,445,754 and 1995; 4,430,000 shares                                44                  44
Additional paid-in capital                                                                     21,822              21,608
Unrealized investment gains, net of tax                                                           430               1,501
Retained earnings                                                                              17,550              13,251
                                                                                           ---------            ---------
                                                                                               39,846              36,404
Unearned compensation from restricted stock awards                                               (114)               (154)
                                                                                           ---------            ---------
      Total stockholders' equity                                                               39,732              36,250
                                                                                           ---------            ---------
      Total liabilities and stockholders' equity                                            $ 150,436           $ 137,763
                                                                                            =========           =========

      See accompanying notes to unaudited consolidated financial statements

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (unaudited)

     For the three and nine month periods ended September 30, 1996 and 1995
                 (in thousands, except share and per share data)

                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                            1996         1995         1996         1995
Revenues:
    Premiums earned                                     $   17,836   $   14,710   $   49,944   $   42,197
    Net investment income                                    1,694        1,277        4,942        3,659
    Net realized investment gains                              227          724          330          857
                                                        ----------   ----------   ----------   ----------
      Total revenues                                        19,757       16,711       55,216       46,713
                                                        ----------   ----------   ----------   ----------

Losses and expenses:
    Losses and loss adjustment expenses                     11,222        9,130       31,326       26,179
    Amortization of deferred policy acquisition costs        4,574        3,524       12,785       10,502
    Other underwriting expenses                              1,017        1,306        3,267        3,542
    Interest expense                                           227           37          665          109
                                                        ----------   ----------   ----------   ----------
      Total losses and expenses                             17,040       13,997       48,043       40,332
                                                        ----------   ----------   ----------   ----------
Earnings before income tax                                   2,717        2,714        7,173        6,381

Income tax                                                     887          846        2,341        2,050
                                                        ----------   ----------   ----------   ----------
Net earnings                                            $    1,830   $    1,868   $    4,832   $    4,331
                                                        ==========   ==========   ==========   ==========
Weighted average number of shares outstanding            4,445,754    4,430,000    4,440,359    4,430,000
                                                        ==========   ==========   ==========   ==========
Net earnings per share                                  $     0.41   $      .42   $     1.09   $      .98
                                                        ==========   ==========   ==========   ==========
Cash dividend per share                                 $     0.04   $      .03   $     0.12   $      .06
                                                        ==========   ==========   ==========   ==========

      See accompanying notes to unaudited consolidated financial statements

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                  For the nine months ended September 30, 1996
                             (dollars in thousands)

                                                                                Unrealized
                                                                  Additional    Investment                 Restricted
                                               Common Stock         Paid-In       Gains       Retained       Stock
                                           Shares       Amount      Capital     (Losses)      Earnings       Awards        Total
Balance at December 31, 1995              4,430,000        $44       $21,608       $1,501      $13,251        $(154)      $36,250
Net earnings                                                                                     4,832                      4,832
Issuance of common stock                     15,754                      214                                                  214
Amortization of unearned compensation
  from restricted stock awards                                                                                   40            40
Unrealized investment gains from fixed
  maturities available for sale and
  equities, net of tax                                                             (1,071)                                 (1,071)
Cash dividends paid                                                                               (533)                      (533)
                                          ---------        ---       -------       ------      -------        -----       -------
Balance at September 30, 1996             4,445,754        $44       $21,822         $430      $17,550        $(114)      $39,732
                                          =========        ===       =======       ======      =======        =====       =======




     See accompanying notes to unaudited consolidated financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (unaudited)

              For the nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                                                                            Nine months ended September 30,
                                                                                              1996                  1995
Cash flows from operating activities
    Net earnings                                                                            $ 4,832               $ 4,331
    Adjustments to reconcile net earnings to net cash provided by operating activities
        Amortization of net premium on fixed maturities                                          88                   186
        Amortization of capital leases and leasehold improvements                               109                    26
        Amortization of restricted stock awards                                                  40                    40
        Net realized investment gains                                                          (330)                 (857)
        Deferred income tax benefit                                                            (166)                 (474)
        Net increase in premiums and notes receivable,
           prepaid reinsurance premiums and unearned premiums                                 2,384                   178
        Net increase in unpaid loss and loss adjustment expenses
           and reinsurance recoverable                                                        6,018                 7,094
        (Increase) decrease in:
           Accrued investment income                                                           (217)                 (102)
           Deferred policy acquisition costs                                                 (1,088)                 (562)
           Income tax recoverable                                                               147                  (210)
           Other assets                                                                        (410)                    2
        Increase (decrease) in:
           Accounts payable and accrued expenses                                               (468)                 (381)
           Other liabilities                                                                    276                   207
                                                                                            -------               -------
        Net cash provided by operating activities                                            11,215                 9,478
                                                                                            -------               -------

Cash flows from investing activities
    Purchases of equity securities                                                           (5,732)               (1,392)
    Purchases of fixed maturities available for sale                                        (15,050)              (10,134)
    Purchases of fixed maturities held to maturity                                          (17,070)              (15,092)
    Proceeds from sales of equity securities                                                  4,840                 3,739
    Proceeds from sales and maturities of fixed maturities available for sale                11,181                11,290
    Proceeds from maturities and calls of fixed maturities held to maturity                   8,008                 1,200
    Decrease in short-term investments                                                        6,000                 3,000
                                                                                              -----                 -----
        Net cash used by investing activities                                                (7,823)               (7,389)
                                                                                            -------               -------

Cash flows from financing activities
    Issuance of common stock                                                                    214                    --
    Principal payments on capital lease obligations                                             (72)                  (23)
    Dividends paid                                                                             (533)                 (266)
    Note payable affiliate                                                                     (150)                 (150)
                                                                                            -------               -------
        Net cash used by financing activities                                                  (541)                 (439)
                                                                                            -------               -------

Increase in cash and cash equivalents                                                         2,851                 1,650
Cash and cash equivalents, beginning of period                                                5,204                 1,813
                                                                                            -------               -------
Cash and cash equivalents, end of period                                                    $ 8,055               $ 3,463
                                                                                            =======               =======

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Income tax                                                                            $ 2,360               $ 2,734
      Interest                                                                                  640                    70

            See accompanying notes to unaudited financial statements.
                                     Page 6

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Penn-America Group, Inc. (the "Company") is an insurance holding company. Penn Independent Corporation currently owns approximately 61.4% of the outstanding common stock of the Company.

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

Note 2 - Reinsurance

Premiums earned are net of amounts ceded to insurers of $5.0 and $4.1 million for the nine month periods ended September 30, 1996 and 1995, and $1.7 and $1.5 million for the three months ended September 30, 1996 and 1995. Losses and loss adjustment expenses are net of amounts ceded to insurers of $5.6 and $6.1 million for the nine months ended September 30, 1996 and 1995, and $930 thousand and 2.2 million for the three months ended September 30, 1996 and 1995.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

Results of Operations

Gross written premiums increased 18.7% and 19.1% to $21.0 and $58.2 million for the three and nine month periods ended September 30, 1996, as compared to $17.7 and $48.9 million for the same periods in 1995. The increase in gross written premiums was primarily attributable to increased volume in addition to some rate increases which occur automatically because some risks are exposure rated. The increase in volume came primarily from a 15.0% and 17.9% increase in commercial multi-peril gross written premiums to $8.3 and $23.0 million for the three and nine month periods ended September 30, 1996, as compared to gross written premiums of $7.2 and $19.5 million for the same periods in 1995. In addition, personal automobile written premium volume increased 104.4% and 62.7% to $5.7 and $15.6 million for the three and nine month periods ended September 30, 1996, as compared to gross written premiums of $2.8 and $9.6 million for the same periods in 1995. As of September 30, 1996, the Company writes personal automobile coverage in the following states; California, Washington, Nevada, Kentucky and South Dakota.

Net written premiums increased 20.5% and 17.8% to $19.2 and $53.1 million for the three and nine month periods ended September 30, 1996 respectively, as compared to $15.9 and $45.1 million for the same periods in 1995. Net earned premiums increased 21.3% and 18.4% to $17.8 and $49.9 million for the three and nine month periods ended September 30, 1996, as compared to $14.7 and $42.2 million for the same periods in 1995, which growth can be attributed to the overall growth in net written premium.

Net investment income increased 32.6% and 35.1% to $1.7 and $4.9 million for the three and nine month periods ended September 30, 1996, as compared to $1.3 million and $3.7 million for the same periods in 1995. The investment portfolio increased 24.4% to $101.7 million at September 30, 1996, as compared to $81.8 million at September 30, 1995. The increase in the investment portfolio was funded principally from increased premium volume, cash flow from operations, and net funds of $9 million from a loan entered into in December of 1995.

The Company realized net investment gains after taxes of $150 and $218 thousand for the three and nine month periods ended September 30, 1996, as compared to an after-tax gain of $478 thousand and $566 thousand on security transactions for the same periods in 1995.

Losses and loss adjustment expenses increased 22.9% and 19.7% to $11.2 and $31.3 million for the three and nine month periods ended September 30, 1996, as compared to $9.1 and $26.2 million for the same periods in 1995. The Company's statutory combined ratio was 94.5 % for the third quarter ended September 30, 1996, compared to a 91.6% combined ratio for the same quarter of 1995. The statutory combined ratio for the first nine months of 1996 was 94.3% compared to 92.6% for 1995. The increase in the statutory combined ratio for the first nine months of 1996 was principally due to an increase in the commission component. Commission expense ratio for the first nine months of 1996 was 22.7% as compared to 21.1% for the same period of 1995. The increase in commission expense is due to the higher commission rate on the auto line which as of September 30, 1996 accounts for 28% of gross written premiums as compared to 16% of gross written premiums in 1995.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                   (continued)


Amortization of deferred policy acquisition costs increased 29.8% and 21.7% to $4.6 and $12.8 million for the three and nine month periods ended September 30, 1996, as compared to $3.5 and $10.5 million for the same period in 1995. This increase was attributable to the increased growth in earned premiums as well as the increase personal auto commission rate which is a component of acquisition costs.

Other underwriting expense decreased 22.1% and 7.8% to $1.0 and $3.3 million for the three and nine month periods ended September 30, 1996, as compared to $1.3 and $3.5 million for the same periods in 1995 principally due to a $150 thousand reinsurance recovery previously written off and an increase in the allowance for doubtful accounts in 1995 that was not necessary in the same period of 1996.

Interest expense was $227 and $665 thousand for the three and nine month periods ended September 30, 1996, as compared to $37 and $109 thousand for the same periods in 1995. The increases were primarily attributable to the additional interest on the loan and the recapitalization of the lease on the office building.

For the three month period, net earnings decreased 2.0% to $1.83 million, as compared to $1.87 million for 1995. For the nine month period, net earnings increased 11.6% to $4.8 million, as compared to $4.3 million for the same period in 1995. The decrease in net earnings for the three month period ended September 30, 1996 was attributable to a decrease in realized investment gains from $724 thousand in 1995 to $227 thousand in 1996. Overall, net operating earnings for the three month period increased 20.9% to $1.7 million, as compared to $1.4 million for the same period in 1995.

Liquidity and Capital Resources

Net cash provided by operating activities was $11.2 million for the nine months ended September 30, 1996, as compared to $9.5 million for the same period in 1995. This increase in cash provided by operations primarily reflects the increase in net premiums written and investment income during the period.

Net cash used by investing activities was $7.8 million for the nine months ended September 30, 1996, as compared to $7.4 million for the nine months ended September 30, 1995. This increase was primarily due to the investment of cash provided by operating activities for the nine month period ended September 30, 1996.

Net cash used by financing activities was $541 thousand for the nine months ended September 30, 1996, as compared to $439 thousand for the same period in 1995.

During the first nine months of 1996, the Company's fixed income portfolio was affected by a rise in interest rates resulting in a $1.1 million unrealized after tax investment loss on this portfolio.

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



                                            Penn-America Group, Inc.




Date:   November 8, 1996                     By:  /s/ Jon S. Saltzman
     ----------------------                      ------------------------
                                                     Jon S. Saltzman
                                                     President and
                                                     Chief Executive Officer



                                            By:  /s/ Rosemary R. Ferrero
                                                 ------------------------
                                                     Rosemary R. Ferrero
                                                     Principal Finance and
                                                     Accounting Officer