Form 10-K405
period 1996-12-31
PENN AMERICA GROUP INC
filed 1997-03-21
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 022316

                            PENN-AMERICA GROUP, INC.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-2731409
(State or other jurisdiction of          (I.R.S. Employer Identification Number
incorporation or organization)

420 S. York Road
Hatboro, Pennsylvania                                           19040
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (215) 443-3600

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 10, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $32,776,540. As of March 10, 1997, there were 6,691,138 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's annual report to stockholders for the fiscal year-ended December 31, 1996 are incorporated by reference in Parts I, II and IV of this report.

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1997 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                            PENN-AMERICA GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1996

                                                                           Page
                                     PART I
ITEM        1.      BUSINESS................................................ 3

ITEM        2.      PROPERTIES..............................................17

ITEM        3.      LEGAL PROCEEDINGS.......................................18

ITEM        4.      SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY-HOLDERS........................................18


                                     PART II

ITEM        5.      MARKET FOR REGISTRANT'S COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS.........................19

ITEM        6.      SELECTED FINANCIAL DATA.................................19

ITEM        7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........19

ITEM        8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............19

ITEM        9.      CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE..............................................19

                                    PART III

ITEM       10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT..............................................20

ITEM       11.      EXECUTIVE COMPENSATION..................................21

ITEM       12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT...................................21

ITEM       13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........21

                                     PART IV

ITEM       14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K.....................................22

                                     PART I

ITEM 1.           BUSINESS

(a) General

    Penn-America Group, Inc. ("PAGI") is an insurance holding company which engages, through its wholly-owned subsidiary Penn-America Insurance Company ("Penn-America"), in the property and casualty insurance business. Except where the context otherwise indicates the term "Company" includes PAGI and Penn-America.

    On February 21, 1997, Penn-Star Insurance Company, a newly formed wholly-owned subsidiary of Penn-America, received its certificate of authority from the Insurance Department of Pennsylvania. Penn-Star will eventually directly write the non-standard personal automobile coverage that is currently written by Penn-America once it is admitted in those states where the auto business is currently written. In the meantime, Penn-America will continue to directly write the automobile coverage and will reinsure it through Penn-Star as of April 1, 1997.

    The Company writes commercial property, general liability and multi-peril insurance and personal automobile insurance on a surplus lines or nonstandard basis. Premium levels in the surplus lines or nonstandard market are generally higher than for comparable risks in the standard insurance market. The Company focuses on smaller, main street businesses in this surplus lines market, such as restaurants, taverns, retail businesses, contractors and similar classes, as well as personal automobile from insureds that may not have access to standard insurance and where management believes the potential for loss is not excessive and can be adequately quantified. The Company does not write unique or high risk policies (e.g., medical malpractice, environmental and aviation liability).

    The Company currently markets its commercial insurance products nationally through a select number of high quality general agents. The Company's personal automobile coverage is currently written in the states of Washington, California, Nevada, Kentucky and South Dakota. The Company's commercial general agents have binding authority for the Company's products based on comprehensive guidelines established by the Company. In 1996, approximately 85% of the Company's policies were issued on a binding authority basis. The remaining commercial business consists of larger or slightly more complex policies issued on a submit basis from its agents. All personal automobile policies are issued on a binding authority basis. The Company's general agency network provides it with significant underwriting support and marketing expertise through the agents' strong business experience and relationships.

    The Company's distribution strategy is to maintain a general agency network with fewer and more productive general agents than its competitors. By concentrating its resources on a more limited number of general agents, the Company believes it enhances not only the volume and quality of business generated by the general agents, but also the Company's ability to monitor the agents' performance with respect to Company underwriting policies and guidelines.

    The Company has received a rating of A (Excellent), financial size category VI, by A.M. Best Company, Inc. ("Best") based upon recent operating performance. According to Best, an A (Excellent) rating is assigned to those companies that in Best's opinion, after an extensive review of the company's financial condition and operating performance, have demonstrated an excellent ability to meet their respective policyholder and other contractual obligations when compared to the norms of the property and casualty insurance industry. Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

The Company believes that an A (Excellent) rating is an important factor in marketing its products to its general agents.

    Prior to July 1993, Penn-America was a wholly-owned subsidiary of Penn Independent Corporation ("Penn Independent"), a company owned primarily by Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company. In July 1993, in anticipation of an initial public offering, PAGI was incorporated in Pennsylvania and the ownership of Penn-America was transferred to PAGI, which resulted in Penn-America becoming a wholly-owned subsidiary of PAGI. In October 1993, PAGI completed an initial public offering of 1,600,000 shares of its Common Stock.

    On January 29, 1997, PAGI declared a three-for-two stock split on its common shares for shareholders of record on February 14, 1997, payable as of March 7, 1997. All per share calculations heretofore have been retroactively adjusted to reflect this three-for-two stock split.

(b) Financial Information About Industry Segments

    The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-X.

(c) Lines of Business

    The following table sets forth an analysis of gross earned premium by specific product lines during the periods indicated:

                                                               Year ended
                                           1996                    1995                  1994
                                    Amount      Percent     Amount      Percent    Amount    Percent
                                                         (dollars in thousands)
     Commercial multi-peril         $29,345        38.7%   $23,781        37.7%   $17,171      37.6%
     Liability                       21,418        28.2     20,431        32.4     15,953      34.9
     Auto liability                  15,772        20.8     11,524        18.3      3,506       7.7
     Property                         5,556         7.3      4,957         7.9      4,105       8.9
     Auto physical damage             3,785         5.0      2,312         3.7      4,963      10.9
                                    -------       -----    -------       -----    -------     -----
     Total gross earned premium     $75,876       100.0%   $63,005       100.0%   $45,698     100.0%
                                    =======       =====    =======       =====    =======     =====


o Commercial General Liability. The Company's commercial general liability insurance is written on an occurrence policy form (as opposed to a claims made policy form) and provides limits generally ranging from $25,000 to $3 million, with the majority of such policies having limits of between $500,000 and $1 million. The average premium written on policies currently in force is approximately $1,200 and the standard deductible is $500. The Company's general liability policies pay defense and related expenses in addition to per occurrence and aggregate policy limits. General liability insureds include restaurants, bars and taverns, retail operations, garage liability, contractors and similar classes.

o Commercial Property. The Company's commercial property lines provide limits usually no higher than $3 million, with almost all of the policies being written at limits below $1 million. The average premium written on policies currently in force is approximately $1,100 and the standard deductible is $500. Properties insured include restaurants, bars and taverns, retail operations, vacant buildings and other similar classes.

o Commercial Multi-Peril. The Company also writes the same commercial property and general liability risks together as a "package" for its insureds, generally referred to as "commercial multi-peril." The limits on these policies are the same as if written on a monoline basis. The average premium written on such policies currently in force is approximately $2,200 and the standard deductible is $500, which applies separately for the property and general liability coverage. Consistent with the current industry trend, the Company has been writing more commercial multi-peril policies over the last several years than individual property and liability policies. The Company expects this trend to continue in light of the fact that a substantial number of the Company's commercial insureds customarily require both liability and property insurance coverage, together with the revisions to Insurance Services Office ("ISO") forms which make it easier and more efficient to write such multi-peril policies.

     In all of its commercial product lines, the Company is continuously developing specialized programs for certain industry segments to meet the needs of its marketplace. Examples are programs for independent fitness centers, day care operations, artisan contractors, low-hazard miscellaneous professional liability coverages and special events. As a group, these programs are a significant benefit to the Company's marketing efforts, although individually they do not generate a material amount of the Company's gross written premiums.

o Personal Automobile. The Company currently writes personal automobile policies in the states of Washington, California, Nevada, Kentucky and South Dakota on a nonstandard basis. These risks typically do not qualify for preferred or standard insurance because of a driver's age, driving record, vehicle type or other factors. The personal automobile business is written at very low coverage limits with the average premium written being approximately $475. The policies in force at December 31, 1996 provide physical damage coverage of $35,000 or less, and the Company writes minimum state statutory liability limits. The Company writes this coverage on a one, three, six or twelve month policy basis. The Company is seeking approval to write personal automobile insurance in selected other states, and anticipates writing in at least one and possibly several additional states during 1997.

 (d) Marketing and Distribution

     The Company currently markets its insurance products through a select number of high quality general agents. The Company believes that it benefits significantly by using a general agency system because it obtains the significant underwriting and marketing expertise of the general agents, who have strong business experience and relationships in their local territory. In addition, the general agency system allows the Company to avoid the expense of maintaining a national sales force. This enables the Company to focus its efforts on reviewing the underwriting decisions of the agents and evaluating submission business, rather than devoting greater resources to making routine underwriting decisions. Each general agent operates in a particular geographic region. The Company actively competes for quality general agents to distribute its products.

     Prior to appointing a general agent, the Company extensively reviews the candidate's financial condition, spread of risk, historical loss experience and reputation, as well as the agent's results and practices with other insurers. An on-site review is made of the agent's office, including an audit of selected policy files and confirmation that the agent has sufficient experience to merit authority to bind the Company only to appropriate risks. The agent is also interviewed at the Company's office in order to confirm the compatibility between the agent and the Company's underwriting staff. Such a comprehensive review is necessitated by the Company's philosophy of establishing an agent relationship only if it has long-term potential. These same standards of review are applied to all agents regardless of affiliation.

     Once appointed, the Company provides each general agent with a comprehensive agency manual which enables the agent to begin writing business immediately. The manual allows the agent to efficiently write coverages consistent with the Company's comprehensive underwriting guidelines. The agents are provided carefully detailed limited binding authority, based on the simplified ISO rates and forms, to write a variety of property, general liability, commercial multi-peril and personal automobile business, provided that the risks and terms involved in a particular coverage are within the guidelines set forth in the agency manual. The Company has devoted extensive research to the development of the detailed agency manual to enable its agents to consistently select and price risks. The Company's manual is regularly updated to be responsive to the realities of the changing marketplace.

     The Company also writes business on a submit basis from its general agents. The Company devotes substantial personal attention and resources to the continuous monitoring and support of its general agents.

     The Company's general agents that operate under the name Delaware Valley Underwriting Agency ("DVUA") are wholly-owned subsidiaries of Penn Independent, the Company's largest shareholder. DVUA generated approximately 4.8% of the Company's gross written premiums in 1996.

    The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:

                       Year ended              Year ended             Year ended
                   December 31, 1996       December 31, 1995      December 31, 1994
                  Amount        Percent    Amount      Percent    Amount       Percent
             (in thousands)           (in thousands)         (in thousands)
Pacific          $29,435         36.6%   $24,823         37.2%   $21,560         40.0%
South             15,677         19.5     12,519         18.7      9,601         17.8
Mid-Atlantic      10,665         13.2     10,607         15.8      8,976         16.6
New England        7,832          9.7      7,849         11.7      6,228         11.6
Southwest         11,693         14.5      7,949         11.9      5,601         10.4
Midwest            4,685          5.8      2,977          4.4      1,911          3.5
Mountain             509          0.7        229          0.3         49          0.1
                 =======        =====    =======        =====    =======        =====
                 $80,496        100.0%   $66,953        100.0%   $53,926        100.0%
                 =======        =====    =======        =====    =======        =====

(e) Underwriting and Pricing

    All policies written by the Company are either generated by the general agents pursuant to their binding authority or on a submission basis from the general agents if the risk falls outside of that authority. In 1996, approximately 85% of the commercial policies written by the Company were on a binding authority basis, generating approximately 80% of the Company's commercial lines gross written premiums. The personal automobile program is written 100% on a binding authority basis. The Company has established strict underwriting guidelines within the terms of its agency manual which identify the risks that (1) are within the binding authority of the general agents, (2) must be submitted to the Company, and (3) risks which are prohibited from their binding authority. The agency manual was prepared and is continuously updated by the Company's underwriting staff after extensive research, including input from its reinsurers. Generally, the Company provides its agents with pricing flexibility on a per policy basis, with the objective that in the aggregate the weighted average premium of all new policies and renewals written by an agent are at approximately 120% and 110% of ISO, respectively. The Company's rates generally range from 50%-100% higher than the rates of most standard carriers for comparable risks, who typically price lower than ISO rates. The Company's underwriting staff carefully monitors its general agents and performs on-site reviews and underwriting audits of its agents on a periodic basis for quality and compliance with Company guidelines.

    With respect to risks written by general agents under binding authority, the Company generally has 60 days from the effective date to cancel a policy if the risk insured does not comply with the Company's underwriting guidelines. In the event an agent exceeds its authority by binding the Company on a risk where the agent had no authority to do so, the Company is at risk for that policy until it receives the policy and effects a cancellation. General agents must deliver all policies to the Company within 35 days of the date written. The Company monitors this activity closely through its computer system and underwriting department.

    The risks the Company writes on a submit basis are generally similar to the binding authority classes, but may have larger loss limits or greater complexity. In determining whether to accept such risks, the Company's underwriting staff will review such factors as the type of risk, the agent's knowledge and control of the risk, potential underwriting profitability, and historical data regarding any similar risk previously underwritten by the Company. During this process, the Company will quote a proposed premium reflecting relevant ISO rates, if available, and adjustments that may be warranted based on the individual characteristics of the particular risk. The underwriting staff then assembles a complete underwriting file with respect to the particular submission and specific approval procedures are employed, depending on the characteristics and magnitude of the particular risk.

(f) Claims Management and Administration

    The Company's approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof, and generally to service producing agents and insureds throughout the claims process. The Company's general agents have no authority to settle claims or otherwise exercise control over the claims process. All commercial and personal lines claims are supervised and processed centrally by the Company's claims management staff.

(g) Losses and Loss Adjustment Expenses

    The Company is directly liable for losses and loss adjustment expenses payments under the terms of insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves for both reported and unreported claims, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses.

    When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss and loss adjustment expense payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure and policy provisions relating to the claim. The estimate of the amount of the loss adjustment expense is determined by management and reviewed by the Company's independent actuarial consultant and includes the estimated expense of settling the claim, including legal and other fees, and general expenses of administering the claims adjustment process. Annually, management, in conjunction with its independent actuarial consultant, establishes reserves on an aggregate basis to provide for incurred but not reported losses ("IBNR"), as well as future developments on losses reported to the Company. The Company does not discount its loss reserves based upon the expected time lag until payment.

    The estimates of reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to existing reserves. Adjustments are reflected in results of operations in the period in which they are made.

    The following table sets forth a reconciliation of beginning and ending reserves as shown on the Company's financial statements (on a GAAP basis gross of reinsurance) for unpaid losses and loss adjustment expenses for the periods indicated:

                                                                   Year ended December 31,
                                                               1996         1995          1994
                                                                      (in thousands)
Reserves for unpaid losses and loss adjustment expenses,
   at beginning of year                                       $60,139      $44,796      $33,314
                                                             --------     --------     --------
Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year            48,076       40,606       30,652
   Increase (decrease) in provision for insured
      events of prior years                                     3,744        3,377         (518)
                                                             --------     --------     --------
Total incurred losses and loss adjustment expenses             51,820       43,983       30,134
                                                             --------     --------     --------
Payments:
   Losses and loss adjustment expenses attributable
      to insured events of the current year                    17,931       13,054        9,855
   Losses and loss adjustment expenses attributable
      to insured events of prior years                         23,300       15,586        8,797
                                                             --------     --------     --------
Total payments                                                 41,231       28,640       18,652
                                                             --------     --------     --------
Reserves for unpaid losses and loss adjustment expenses,
   at end of year                                             $70,728      $60,139      $44,796
                                                             ========     ========     ========

    The Company has experienced an (unfavorable) development of gross reserves of ($3.7) million and ($3.4) million in 1996 and 1995, and favorable development of $518,000 in 1994, respectively, for prior year's insured events, while the net reserves had favorable development during that same time period of $804,000, $1.0 million and $2.3 million in 1996, 1995 and 1994, respectively. The unfavorable development on the gross reserves occurred primarily on the gross reserves held as of December 31, 1993. Prior to 1993, the Company focused primarily on net reserving, rather than direct reserving, consequently, the direct IBNR reserves were insufficient to cover future development. Additionally, the Montrose decision in California set precedent by establishing that California was a "continuous trigger" state. Therefore, a loss occurrence can be triggered on many dates and for multiple policy periods rather than just one. This decision caused the Company to reevaluate our contractor business in California, and was a primary factor in the reduction of commercial general liability premium for 1996.

    The following table represents the development of unpaid loss and loss adjustment expense reserves during the ten years ended December 31, 1996. The top of the table reflects the ten year development of the Company's reserves net of reinsurance. The bottom of the table reconciles 1996, 1995, 1994, 1993, and 1992 ending reserves to the gross reserves in the Company's consolidated financial statements. Prior to 1992, the Company developed its reserves on a net of reinsurance basis and restatement for those prior years is not presented. The top line of the table shows the estimated reserve for unpaid losses and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims.

                                                            Year ended December 31, (in thousands)
                                   1986     1987    1988     1989     1990     1991      1992    1993     1994      1995     1996
Reserves for unpaid losses and   $12,200  $18,618  $21,741  $25,391  $25,352  $25,681  $26,110  $26,830  $35,307  $46,512  $55,656
     loss adjustment expenses,
     as stated

a.  Net cumulative paid as of
     1 year later                 $4,232   $4,641   $4,911   $8,655   $6,929   $6,605   $7,381   $6,852  $12,384  $17,210
     2 years later                 6,491    6,995   10,743   13,361   11,610   10,988   11,127   13,127   20,617
     3 years later                 7,884   11,728   14,132   16,952   14,667   13,325   15,546   18,656
     4 years later                 9,827   14,127   15,823   19,050   16,341   16,417   19,253
     5 years later                11,171   15,209   17,074   20,359   18,363   19,283
     6 years later                11,623   16,023   17,405   21,866   20,214
     7 years later                12,043   16,219   18,303   23,383
     8 years later                12,052   16,636   19,248
     9 years later                12,399   17,157
     10 years later               12,512

b.  Reserves re-estimated as
      of end of year
     1 year later                $13,734  $18,483  $21,036  $25,128  $23,468  $23,228  $24,478  $23,897  $33,601  $45,708
     2 years later                13,777   18,054   21,396   24,329   22,658   22,383   21,945   23,489   34,281
     3 years later                13,505   18,370   20,570   23,923   22,252   20,471   22,032   24,558
     4 years later                13,555   17,739   20,206   23,615   21,465   20,819   22,767
     5 years later                13,440   17,552   19,822   23,639   21,469   21,726
     6 years later                12,861   17,342   19,499   24,021   21,990
     7 years later                12,983   17,488   19,621   24,683
     8 years later                12,878   17,432   20,222
     9 years later                12,964   17,932
     10 years later               13,091

Net cumulative redundancy
     (deficiency)                  ($891)    $686   $1,519     $708   $3,362   $3,955   $3,343   $2,272   $1,026     $804

Gross liability for unpaid
     losses and loss adjustment
     expenses, as stated                                                               $31,703  $33,314  $44,796  $60,140  $70,728
Reinsurance recoverable                                                                  5,593    6,484    9,489   13,628   15,072
Net liability for unpaid losses
     and loss adjustment
     expenses, as stated                                                               $26,110  $26,830  $35,307  $46,512  $55,656

Gross liability re-estimated
     - 1 year later                                                                    $30,609  $32,796  $48,173  $63,884
Reinsurance recoverable
     re-estimated                                                                        6,131    8,899   14,572   18,191
Net liability re-estimated
     - 1 year later                                                                    $24,478  $23,897  $33,601  $45,693
                                 -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Gross liability re-estimated
     - 2 years later                                                                   $30,390  $36,243  $53,009
Reinsurance recoverable
     re-estimated                                                                        8,445   12,574   18,728
Net liability re-estimated
     - 2 years later                                                                   $21,945  $23,699  $34,281
                                 -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Gross liability re-estimated
     - 3 years later                                                                   $33,992  $41,600
Reinsurance recoverable
     re-estimated                                                                       11,960   17,041
Net liability re-estimated
     - 3 years later                                                                   $22,032  $24,588
                                 -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Gross liability re-estimated
     - 4 years later                                                                   $38,165
Reinsurance recoverable
     re-estimated                                                                       15,399
Net liability re-estimated
     - 4 years later                                                                   $22,767
                                 -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Gross cumulative redundancy
     (deficiency)                                                                      ($6,462) ($8,286) ($8,213) ($3,744)

a. Net cumulative paid "as of" equals the amounts of paid losses and loss adjustment expenses subsequent to the year in which the original reserves were established.

b. Reserves re-estimated "as of" equals the amounts of unpaid losses and loss adjustment expenses which the company would have originally established based on experience as of the end of each succeeding year. These amounts were calculated as the sum of the cumulative paid amounts described in (a.) above plus the amounts of unpaid losses and loss adjustment expenses reevaluated at the end of each succeeding year end.

    The cumulative redundancy or deficiency represents the aggregate change in the reserve estimates over all prior years. It should be emphasized that the table presents a run-off of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

    The following table sets forth ratios for the Company and the industry prepared in accordance with statutory accounting practices ("SAP") prescribed or permitted by state insurance authorities. The statutory combined ratio, which reflects underwriting results but not investment income, is a traditional measure of the underwriting performance of a property and casualty insurer. This ratio is the sum of (i) the ratio of incurred losses and loss adjustment expenses to net earned premium ("loss ratio"); and (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium ("expense ratio").


                                              Year ended December 31,
                                             1996      1995      1994
The Company:
SAP Basis
Loss and loss adjustment expense ratio       62.7%     62.6%     62.2%
Expense ratio                                31.6      30.4      32.3
                                             ====      ====      ====
Combined ratio                               94.3%     93.0%     94.5%
                                             ====      ====      ====

                                                Year ended December 31,
                                             1996        1995       1994
Property and casualty insurance industry (1):
SAP Basis
Loss and loss adjustment expense ratio        79.8%      78.9%      81.2%
Expense ratio                                 26.2       26.3       26.0
Dividend ratio                                 1.0        1.3        1.3
                                             =====      =====      =====
Combined ratio                               107.0%     106.5%     108.5%
                                             =====      =====      =====

(1) Source: Industry Estimate for 1997, Best Week, P/C Supplement, January 6, 1997 edition, including dividend ratios.

(h) Reinsurance

    Consistent with industry practice for companies of its size, the Company purchases reinsurance through contracts called "treaties" to reduce its exposure to liability on individual risks, and to protect against catastrophic losses. Reinsurance involves an insurance company transferring or "ceding" a portion of its exposure on a risk to another insurer (the "reinsurer"). The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer will be required to pay the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

    In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and monitors the financial condition of each reinsurer and, on an annual basis, conducts a detailed review. The Company's policy is to use only reinsurers that have Best ratings of at least A (Excellent) and are within a Best financial size category of a least IX; ($250 million or greater in assets).

    In May of 1996, the Company transferred all of its commercial casualty and property treaty reinsurance programs to General Reinsurance Corporation ("Gen Re") from National Reinsurance Corporation which had previously provided this coverage. In so doing, the Company maintained all of its existing net retention limits of $500,000 (including indemnity and/or loss adjustment expense) for casualty insurance and $200,000 for property insurance, with a combined Company retention for any one loss resulting from a common occurrence involving both the property and casualty coverage on a single risk of $500,000. Gen Re also provides casualty contingent excess coverage for the Company which covers exposures such as extra contractual obligations, losses in excess of policy limits (bad faith, errors & omissions) and the event of two or more of a Company's insureds bringing a liability action against each other (known as CLASH coverage).

    In 1996 and 1995 the Company was covered for catastrophe losses by a consortium of reinsurers, all of which have a Best rating of A or better, led by Gen Re. Under the terms of the Gen Re agreement, the Company's 1996 and 1995 retention was $1.1 and $1 million, respectively. A consortium led by Gen Re covers the next $14 and $13.9 million, respectively, of losses, with the Company subject to a 5% participation at various layers of reinsurance coverage. In 1994 the Company purchased catastrophe coverage from Employers Re for all of its property lines (including automobile physical damage) to limit its retention in a case involving multiple losses such as windstorm or hurricane. In such event, the Company retains $500,000 of the loss and Employers Re covers 95% of the next $9,500,000 (up to a $10 million limit).

    The Company may write individual risks with limits greater than the treaty limits on a per policy basis by using facultative reinsurance. The facultative reinsurers must also meet Penn-America's stringent guidelines and have at least a Best rating of A and financial size category of IX.

The following table reflects the amount of premiums written and ceded under reinsurance treaties:

                               Year ended December 31,
                             1996         1995       1994
                                  (in thousands)
Gross written premiums     $80,496     $66,953     $53,926
Total premiums ceded         7,027       5,667       5,583


(i) Investments

    Insurance company investments are subject to laws and regulations that prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities, real estate mortgages and real estate.

    Penn-America's investment portfolio is under the direction of its Board of Directors acting through an Investment Committee. The Investment Committee establishes and monitors the Company's investment policies, which are intended to maximize after-tax income while maintaining a high level of quality and liquidity in its portfolio for insurance operations. The investment portfolio consists primarily of fixed maturity, United States Government and governmental agency securities and corporate bonds. Although Penn-America is permitted to invest in real estate mortgages and real estate, the Company does not actively participate in these markets and does not currently have any such investments in its portfolio.

    The Investment Committee has retained Carl Domino Associates Limited ("CDA"), a registered investment advisor, to recommend purchases and sales of securities. CDA has limited discretionary authority to independently make investment decisions in accordance with the investment policy established by the Board of Directors.

The following table shows the classifications of the Company's investments at December 31, 1996:

                                                                             Amount
                                                                            reflected
                                                                  Fair      on balance    Percent of
                                                                  value       sheet         total
                                                                     (In thousands)
Fixed Maturities:
          Available for sale
                 U.S. Treasury securities and obligations of
                    U.S. government agencies                      $20,503      $20,503        18.2%
                 Corporate securities                              16,167       16,167        14.4
                 Mortgage-backed securities                         8,281        8,281         7.3
                 Public utilities                                   4,003        4,003         3.6
                                                                 --------     --------       -----
          Total available for sale                                 48,954       48,954        43.5
                                                                 --------     --------       -----

          Held to maturity
                 U.S. Treasury securities and obligations of
                    U.S. government agencies                       28,685       28,727        25.5
                 Corporate securities                               9,266        9,294         8.3
                 Public utilities                                   6,010        6,056         5.4
                 Other securities                                     150          150         0.1
                                                                 --------     --------       -----
          Total held to maturity                                   44,111       44,227        39.3
                                                                 --------     --------       -----
          Total fixed maturities                                   93,065       93,181        82.8
                                                                 --------     --------       -----
Equity investments:
          Common stock                                              4,130        4,130         3.7
          Preferred stock                                           8,260        8,260         7.3
                                                                 --------     --------       -----
          Total equity investments                                 12,390       12,390        11.0
                                                                 --------     --------       -----

Short-term investments                                              7,000        7,000         6.2
                                                                 ========     ========       =====
          Total investments                                      $112,455     $112,571       100.0%
                                                                 ========     ========       =====

The following table sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1996:

                                                      Amortized   Percentage  Cumulative
                                                         Cost    of portfolio percentage
                                                         (in thousands)
             Ratings (1)
AAA (including U.S. government obligations)            $59,604        63.8%      63.8%
AA                                                       2,999         3.2       67.0
AA-                                                      5,300         5.7       72.7
A+                                                       9,061         9.7       82.4
A                                                       10,325        11.0       93.4
A-                                                       5,034         5.4       98.8
BBB                                                        998         1.0       99.8
Non rated                                                  150         0.2      100.0
                                                       -------       -----      -----
                                             Total     $93,471       100.0%     100.0%
                                                       =======       =====      =====

(1) Ratings are assigned primarily by Standard & Poor's with the remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.

    The following table sets forth investment results of the Company for each of the years in the three years ended December 31, 1996:

                                         1996         1995          1994
                                                (in thousands)
Interest on fixed maturities            $6,108       $4,615       $3,294
Dividends on equity securities             691          533          564
Interest on short-term investments         380          291          139
Other                                       61           42           35
                                       -------      -------      -------
Total investment income                  7,240        5,481        4,032
Investment expense                        (535)        (414)        (397)
                                       -------      -------      -------
Net investment income                   $6,705       $5,067       $3,635
                                       =======      =======      =======

(j) Competition

    The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region and offering in some cases only a single product. The Company competes with a significant number of these insurers in attracting quality agents and in selling insurance products. Some of the Company's existing or potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the

Company. The Company competes with other insurers and surplus lines or nonstandard insurers, new forms of insurance organizations (such as risk retention groups), and alternative self-insurance mechanisms. The Company believes that in order to be successful in its market, it must be aware of pricing cycles, must be able to minimize the impact of the cycle by good expense control and good customer service, and must continuously identify profitable opportunities.

(k) Regulation

    General. The Company is subject to regulation under the insurance statutes, including insurance holding company statutes, of the various states in which Penn-America does business. These statutes are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders, and they relate to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. All insurance companies must file annual statements with certain state regulatory agencies and are subject to regular and special financial and other examinations by those agencies. The last regulatory financial examination of Penn-America was completed by the Pennsylvania Insurance Department in 1995 covering the five year period ended December 31, 1994.

    Penn-America is licensed as an admitted insurer in 22 states and is an approved non-admitted (surplus lines) insurer in the other 28 states plus the District of Columbia. All surplus lines insurance is written through licensed surplus lines insurance agents and brokers who are required to certify that a certain number of licensed admitted insurers will not write a particular risk prior to placing that risk with the surplus lines insurer.

    Insurance Holding Company Laws. Pennsylvania, Penn-America's state of domicile, and California, where Penn-America is considered to be "commercially domiciled" by that state's insurance department, have laws governing insurers and insurance holding companies such as the Company. The Pennsylvania and California statutes generally require insurers and insurance holding companies to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Under both statutes, a person generally must obtain the respective Insurance Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of the Company or its insurance subsidiary. In both states, the insurance department's determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition would be reduced. All transactions within a holding company's system affecting an insurer must be fair and reasonable, and the insurer's policyholders' surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

    Dividend Restrictions. As an insurance holding company, PAGI is dependent on dividends and other permitted payments from Penn-America to provide cash for the payment of any cash dividends to its shareholders and repayment of its loan obligation and related interest expense. The payment of dividends to PAGI by Penn-America is subject to state regulations, primarily the insurance laws of Pennsylvania and

California. Generally, these laws provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of 100% of its statutory net income for the most recent calendar year or 10% of its statutory policyholders' surplus as of the preceding year end. See Note 10 to the consolidated financial statements for disclosures of statutory policyholders' surplus and the maximum annual dividends payable by Penn-America without prior approval. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted.

    Insurance Guaranty Funds. Under insolvency or guarantee laws in states in which Penn-America is licensed as an admitted insurer, organizations have been established (often referred to as guaranty funds) with the authority to assess admitted insurers up to prescribed limits for the claims of policyholders insured by insolvent, admitted insurance companies. Surplus lines insurance companies are generally not subject to such assessments, but neither are their policyholders eligible to file claims against the guaranty funds.

    Additional Legislation or Regulations. New regulations and legislation are proposed from time to time to limit damage awards, to bring the industry under regulation by the Federal government, to control premiums, policy terminations and other policy terms, and to impose new taxes and assessments. Regulations adopted in November 1993 by the National Association of Insurance Commissioners ("NAIC") and a number of states, have imposed higher minimum policyholders' surplus requirements and risk based capital rules on domestic insurance companies. These regulations require insurers generally to improve their capital positions to remain competitive.

    Difficulties with insurance availability and affordability have increased legislative activity at both the Federal and state levels. Some state legislatures and regulatory agencies have enacted measures to limit midterm cancellations and require advance notice of renewal intentions. In addition, Congress is investigating possible avenues for Federal regulation of the insurance industry. The Company believes that none of the legislation mentioned above will not have a material effect on its financial position.

(l) Employees

    As of March 10, 1997, the Company had 96 employees. The Chairman of the Board of Directors of the Company and certain other Directors devote a portion of their time to the management of Penn Independent, the Company's largest shareholder. See Item 13; "Certain Relationships and Related Transactions". The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.


ITEM 2. PROPERTIES

    The Company leases approximately 22,000 square feet in a stone and masonry office building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement which expires on June 30, 2000, and provides for an annual rental payment of $260,232, which amount is considered by the Company and Mr. Irvin Saltzman to be at fair market value. See Item 13 "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to routine legal proceedings in the normal course of operating its insurance business. The Company is not involved in any legal proceedings which reasonably could be expected to have a materially adverse impact on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 1996 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The "Market for Common Stock and Related Security Holder Matters" section on page 25 of the Company's annual report to stockholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

    The "Selected Consolidated Financial Data" section on page 8 of the Company's Annual Report to stockholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section on pages 9 to 13 of the Company's Annual Report to stockholders for the year ended December 31, 1996, which is included as Exhibit
(13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements on pages 14 to 24 of the Company's Annual Report to stockholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Director's information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

    Executive Officers of the Registrant as of March 10, 1997 are as follows:

Irvin Saltzman             74    Chairman of the Board of Directors of PAGI
                                 and Penn-America

Jon S. Saltzman            39    President and Chief Executive Officer of PAGI
                                 and Penn-America, and Director

Rosemary R. Ferrero, CPA   41    Vice President - Finance,  Secretary and
                                 Treasurer of PAGI, Vice President, Secretary and Chief Financial Officer of Penn-America

John M. DiBiasi, CPCU      42    Executive Vice President, Underwriting and
                                 Marketing of Penn-America

Thomas J. Reed             52    Senior Vice President, Claims of Penn-America


     Mr. Irvin Saltzman is the founder of Penn-America and of Penn Independent, and for more than five years was the Chief Executive Officer and Chairman of the Board of both corporations. Mr. Saltzman has been Chairman of the Board of Directors of PAGI since its formation in July 1993. Mr. Saltzman has been active in the insurance industry since 1947.

     Mr. Jon S. Saltzman has been President and Chief Executive Officer of PAGI since its formation in July 1993. He has been President and Chief Executive Officer of Penn-America since June 1993. Mr. Saltzman was President and Chief Operating Officer of Penn-America from June 1989 until June 1993, was Executive Vice President and Chief Operating Officer of Penn-America from June 1988 until June 1989 and was Vice President, Marketing of Penn-America from January 1986 until June 1988. Mr. Saltzman is Mr. Irvin Saltzman's son.

    Ms. Ferrero has been Vice President-Finance of PAGI since March 1995, Treasurer of PAGI since August 1994 and Vice President and Chief Financial Officer of Penn-America since May 1994. She has been Secretary of PAGI and Penn-America since January 1997. Prior to joining Penn-America, Ms. Ferrero was employed by Coopers and Lybrand for over 18 years as a Senior Financial Services Manager in their audit practice.

     Mr. DiBiasi has been Executive Vice President, Underwriting and Marketing of Penn-America since May 1994. Previously, Mr. DiBiasi had served in the same capacity as Vice President since January 1989. From January 1988 until January 1989 he was Manager, Marketing Research and Product Development of Penn-

America. From 1983 until joining Penn-America in 1988, Mr. DiBiasi was Senior Manager, Commercial Lines of American Reliance Insurance Companies, of Lawrenceville, New Jersey. Mr. DiBiasi was employed by Insurance Services Office
(ISO) from 1977 to 1983.

     Mr. Reed has been Senior Vice President, Claims of Penn-America since May 1995 and was Vice President, Claims from 1987 to May 1995. Prior to joining Penn-America, Mr. Reed was the Claims Manager for the Philadelphia office of The Hartford Group.


ITEM 11. EXECUTIVE COMPENSATION

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The  following  consolidated  financial  statements,   financial  statement
schedules and exhibits are filed as part of this report:

1. Consolidated Financial Statements

                                                                         Page*
   Consolidated Balance Sheets at December 31, 1996 and 1995                14
   Consolidated Statements of Earnings for the years ended
     December 31, 1996, 1995, and 1994                                      15
   Consolidated  Statements  of  Stockholders'  Equity for
     the years ended  December 31, 1996, 1995 and 1994                      16

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995, and 1994                                      17
   Notes to Consolidated Financial Statements                            18-23
   Independent Auditors' Report                                             24

    The following consolidated financial statement schedules for the years 1996, 1995 and 1994 are submitted herewith:

2. Financial Statement Schedules

   Schedule I. Summary of Investments - Other Than Investments in Related Parties
   Schedule II.      Condensed Financial Information of Parent Company
   Schedule III.     Supplementary Insurance Information
   Schedule IV       Reinsurance
   Schedule VI.      Supplemental Insurance Information Concerning
                     Property and Casualty Subsidiaries
   Independent Auditors' Consent and Report on Schedules (filed as Exhibit 23).

   All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


* Refers to the respective page of Penn-America Group's 1996 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors'
Report on pages 14 to 24 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934. * Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this form.

3.  Exhibits

Exhibit No.    Description

  3.1 Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

  3.2          Bylaws of the  Registrant.  Incorporated  by reference to Exhibit
               3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.2 Agency Agreement between Penn-America Insurance Company ("Penn-America") and Carnegie General Agency. Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.3 1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation. Incorporated by reference to Exhibit
               10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.3(i)       Endorsement  Nos.  4  through  6  (Termination   Endorsement)  to
               Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation.

 10.4 1993 Underlying Homeowners and Dwelling Fire Property Per Risk Excess of Loss Reinsurance (Run-off Business) Agreement with National Reinsurance Corporation. Incorporated by reference to
               Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.5 1993 Property Per Risk Excess of Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.5(i)       Endorsement   No.  3  to   Property   Per  Risk  of  Excess  Loss
               (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.6 1993 Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation. Incorporated by reference to
               Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

Exhibit No.    Description

 10.6(i) Endorsement No. 6 to Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation. Filed with to the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.6(ii)      Stipulation  of  Termination  of  Property   Catastrophe   Excess
               Reinsurance Agreement with Employers Reinsurance Corporation effective January 1, 1995. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.7 Agreement dated August 20, 1993 between Penn Independent Corporation ("Penn Independent") and the Registrant regarding the reimbursement of certain employment costs. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 26, 1993.

 10.7(i) Amendment, effective January 1, 1995, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.7(ii) Amendments dated January 1, 1996 and March 1, 1996, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

 10.8 Agreement dated August 20, 1993 between Penn Independent and the Registrant regarding the sharing of certain operating costs. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 26, 1993.

 10.9          Restated  Investment  Advisory  Agreement  effective July 1, 1990 between Penn America and Carl Domino Associates, L.P. Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

* 10.10        1993 Stock Incentive  Plan.  Incorporated by reference to Exhibit
               10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on September 29, 1993.

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this form.

Exhibit No.    Description

 10.10(i) Penn-America Group, Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994. Incorporated by reference to Exhibit
               4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-82728) filed with the Securities and Exchange Commission on August 11, 1994.

 10.11(ii)     Lease  effective  June 30,  1995  between  Registrant  and  Irvin
               Saltzman. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.12 Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America. Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 26, 1993.

 10.13 Promissory Note dated December 29, 1993 from the Registrant to Penn Independent. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.13(i) Amendment No.1 dated November 30, 1995, to Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America.

 10.14         1995  Multiple  Line  Excess  of  Loss  (Casualty  and  Property)
               Reinsurance Agreement with National Reinsurance Corporation. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.14(i) Endorsement No. 1 to Multiple Line Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.14(ii)     Endorsement  No. 2 to Multiple  Line  Excess of Loss  Reinsurance
               Agreement with National Reinsurance Corporation, effective as of January 1, 1995. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.14(iii)    1996  Property & Liability  Reinsurance  Agreement  with  General
               Reinsurance Corporation effective May 1, 1996.

Exhibit No.    Description

 10.15 1995 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.15(i) 1996 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers.

 10.16 Penn-America Group, Inc. 1995 Key Employee Incentive Compensation Plan, incorporated as Part I to Registrant's Registration Statement on Form S-8 (No. 333-00050) filed with the Securities and Exchange Commission on January 4, 1996.

 10.17 Penn-America Insurance Company's Agency Award and Profit Sharing Plan, incorporated as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-00046) filed with the Securities and Exchange Commission on January 4, 1996.

10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996.

 13.           1996 Annual Report to Shareholders.

 21. As of December 31, 1996, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

 23.           Independent Auditor's Consent and Report on Schedules.

 28.1 Loan and Security Agreement, Term Note and Stock Pledge Agreement dated December 20, 1995 between Registrant and PNC Bank (successor to Midlantic Bank, N.A). Filed with Registrant's Report on Form 10-K for the period ending December 31, 1995 which has been filed with the Securities and Exchange Commission.


(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.

                            PENN-AMERICA GROUP, INC.
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                                 (in thousands)

                                                                December 31, 1996
                                                         Amortized              Amount shown on
                                                           Cost      Fair Value  Balance Sheet
Fixed maturities:
      Available for sale
         U.S. treasury securities and obligations of
           U.S. government agencies                       $20,767      $20,503      $20,503
         Corporate securities                              16,053       16,167       16,167
         Mortgage-backed securities                         8,376        8,281        8,281
         Public utilities                                   4,048        4,003        4,003
                                                         --------     --------     --------
      Total available for sale                             49,244       48,954       48,954
                                                         --------     --------     --------

      Held to maturity
         U.S. treasury securities and obligations of
           U.S. government agencies                       $28,727       28,685       28,727
         Corporate securities                               9,294        9,266        9,294
         Public utilities                                   6,056        6,010        6,056
         Other securities                                     150          150          150
                                                         --------     --------     --------
      Total held to maturity                               44,227       44,111       44,227
                                                         --------     --------     --------
Total fixed maturities                                     93,471       93,065       93,181
                                                         --------     --------     --------

Equity investments:
              Common stocks                                 2,503        4,130        4,130
              Preferred stocks                              8,094        8,260        8,260
                                                         --------     --------     --------
      Total equity investments                             10,597       12,390       12,390
                                                         --------     --------     --------

Short term investments:                                     7,000        7,000        7,000
                                                         --------     --------     --------
      Total investments                                  $111,068     $112,455     $112,571
                                                         ========     ========     ========

                            PENN-AMERICA GROUP, INC.
         Schedule II--Condensed Financial Information of Parent Company
                            Condensed Balance Sheets
                        (in thousands except share data)
  (share and per share data restated for 3-for-2 stock split in January, 1997)

                                                                                  December 31,
                                                                             1996               1995
ASSETS
     Cash                                                                       $369               $77
     Investment in subsidiary, equity method                                  50,669            46,352
     Other assets                                                                514               240
                                                                        ------------      ------------
           Total assets                                                      $51,552           $46,669
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                                      $215              $269
     Note payable, affiliate                                                      --               150
     Note payable, bank                                                        9,000            10,000
                                                                        ------------      ------------
            Total liabilities                                                  9,215            10,419
                                                                        ------------      ------------

Stockholders' equity:
     Preferred stock, $ .01 par value; authorized 2,000,000 shares;
         none issued
     Common stock, $.01 par value; authorized 10,000,000 shares;
         issued and outstanding 1996; 6,676,131 and 1995; 4,430,000
         shares, respectively                                                     67                44
     Additional paid-in capital                                               21,844            21,608
     Unrealized investment gains, net                                            993             1,501
     Retained earnings                                                        19,533            13,251
                                                                        ------------      ------------
                                                                              42,437            36,404
     Unearned compensation from restricted stock awards                         (100)             (154)
                                                                        ------------      ------------
         Total stockholders' equity                                           42,337            36,250
                                                                        ------------      ------------
         Total liabilities and stockholders' equity                           51,552           $46,669
                                                                        ============      ============

                            PENN-AMERICA GROUP, INC.
         Schedule II--Condensed Financial Information of Parent Company
                        Condensed Statements of Earnings
                      (in thousands except per share data)
       (per share data restated for 3-for-2 stock split in January, 1997)

                                                 Year ended December 31,
                                            1996         1995          1994
Dividend income                            $3,258       $1,300         $450
Other                                          10           --           --
Operating expenses                         (1,653)      (1,121)        (600)
Income tax benefit                            552          380          203
                                          -------      -------      -------
Income before equity in undistributed
     net income of subsidiary               2,167          559           53
Equity in undistributed net earnings
     of subsidiary                          4,826        5,467        3,358
                                          -------      -------      -------

Net earnings                               $6,993       $6,026       $3,411
                                          =======      =======      =======

Net earnings per share                      $1.05        $0.91        $0.51
                                          =======      =======      =======

Cash dividends per share                    $0.11        $0.06           --
                                          =======      =======      =======

                            PENN-AMERICA GROUP, INC.
         Schedule II - Condensed Financial Information of Parent Company
                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                              Year ended
                                                                              December 31,
                                                                    1996          1995          1994
Cash flows from operating activities:
     Net earnings                                                  $6,993        $6,026        $3,411
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
     Equity in undistributed net earnings of subsidiary            (4,826)       (5,467)       (3,358)
            Increase (decrease) in :
                Accounts payable and accrued expenses                 (54)           30            18
                Other, net                                           (352)         (129)          (87)
                Amortization                                          133            83            56
                                                                 --------      --------      --------
                   Net cash provided by operating activities        1,894           543            40
                                                                 --------      --------      --------

Cash flows from financing activities:
     Expenses related to 1993 Initial Stock Offering                   --            --           (29)
     Repayment of note payable, bank                               (1,000)       (1,000)           --
     Proceeds of note payable, bank                                    --        10,000         1,000
     Issuance of common stock                                         259            --            --
     Repayment of note payable, affiliate                            (150)         (200)
     Equity contributions to subsidiary                                --        (9,000)       (1,000)
     Dividends paid                                                  (711)         (398)           --
                                                                 --------      --------      --------
                   Net cash used by financing activities           (1,602)         (598)          (29)
                                                                 --------      --------      --------

Increase (decrease) in cash and cash equivalents                      292           (55)           11

Cash and cash equivalents, beginning of period                         77           132           121
                                                                 --------      --------      --------
Cash and cash equivalents, end of period                             $369           $77          $132
                                                                 ========      ========      ========

                            PENN-AMERICA GROUP, INC.
               Schedule III - Supplementary Insurance Information
                    Years Ended December 31, 1996, 1995, 1994
                                 (in thousands)

                                      Liability                                                Amortization
                                     for Unpaid                                                     of
                          Deferred   Losses and                                        Losses    Deferred
                           Policy       Loss                                 Net      and Loss    Policy        Other
                         Acquisition  Adjustment  Unearned     Earned    Investment  Adjustment Acquisition  Underwriting  Premiums
                            Costs     Expenses    Premiums    Premiums     Income     Expenses     Costs      Expenses     Written
Net of reinsurance:
Year Ended:
    December 31, 1996      $7,231     $55,656     $28,197     $69,081      $6,705     $43,292     $17,785      $4,349     $73,469
    December 31, 1995       5,716      46,512      23,807      57,228       5,067      35,835      14,237       4,356      61,286
    December 31, 1994       4,821      35,307      19,750      39,985       3,635      24,855       9,381       3,600      48,343

Gross:
Year Ended:
    December 31, 1996      $7,231     $70,728     $30,865     $75,876      $6,705     $51,820     $17,785      $4,349     $80,496
    December 31, 1995       5,716      60,139      26,245      63,005       5,067      43,983      14,237       4,356      66,953
    December 31, 1994       4,821      44,796      22,296      45,698       3,635      30,134       9,381       3,600      53,926

                            PENN-AMERICA GROUP, INC.
                            Schedule IV - Reinsurance
                  Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                         Percentage
                                       Ceded to    Assumed                 of Amount
                            Gross        Other    from Other              Assumed to
                            Amount     Companies  Companies   Net Amount     Net
          1996
Premiums
    Property and
    liability insurance     $80,496      $7,027      --        $73,469           0
                            -------     -------     ---        -------     -------
             Total
             Premiums       $80,496      $7,027      --        $73,469           0
                            =======     =======     ===        =======     =======

          1995
Premiums
    Property and
    liability insurance     $66,953      $5,667      --       $61,286           0
                            -------     -------     ---        -------     -------
             Total
             Premiums       $66,953      $5,667      --       $61,286           0
                            =======     =======     ===       =======     =======

          1994
Premiums
    Property and
    liability insurance     $53,926      $5,583      --       $48,343           0
                            -------     -------     ---        -------     -------
             Total
             Premiums       $53,926      $5,583      --       $48,343           0
                            =======     =======     ===       =======     =======

                            PENN-AMERICA GROUP, INC.
           Schedule VI - Supplemental Insurance Information Concerning
                       Property and Casualty Subsidiaries
                  Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                      Liability                                 Loss and Loss
                                      for Unpaid         Discount            Adjustment Expenses
                                      Losses and          if Any,            (Benefits) Incurred              Paid Losses
                                         Loss            Deducted                 Related to                    and Loss
                                      Adjustment           from           Current          Prior               Adjustment
                                       Expenses          Reserves           Year            Year                Expenses
Year Ended
       December 31, 1996               $ 70,728                          $ 48,076          $ 3,744             $ 41,233
       December 31, 1995                 60,139                            40,606            3,377               28,640
       December 31, 1994                 44,796                            30,652             (518)              18,652

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Penn-America Group, Inc.

    Date:  March   , 1997             By: /s/ Jon S. Saltzman
                                          Jon S. Saltzman,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman       Chairman of the Board of Directors      March   , 1997
Irvin Saltzman           and Director

/s/ Jon S. Saltzman      President, Chief Executive Officer and  March   , 1997
Jon S. Saltzman          Director (Principal Executive Officer)

/s/ James E. Heerin, Jr. Director                                March   , 1997
James E. Heerin, Jr.

/s/ Robert A. Lear       Director                                March   , 1997
Robert A. Lear

/s/ Rosemary R. Ferrero  Vice President-Finance, Secretary and   March   , 1997
Rosemary R. Ferrero      Treasurer (Principal Financial and
                         Accounting Officer)

/s/ David P. Cohen       Director                                March   , 1997
David P. Cohen

/s/ Charles Ellman       Director                                March   , 1997
Charles Ellman

/s/ M. Moshe Porat       Director                                March   , 1997
M. Moshe Porat

/s/ Jami Saltzman-Levy   Director                                March   , 1997
Jami Saltzman-Levy

/s/Lawrence J. Schoenberg Director                               March   , 1997
Lawrence J. Schoenberg

                                  Exhibit Index

Exhibit No.    Description

  3.1 Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

  3.2          Bylaws of the  Registrant.  Incorporated  by reference to Exhibit
               3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.2 Agency Agreement between Penn-America Insurance Company ("Penn-America") and Carnegie General Agency. Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.3 1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation. Incorporated by reference to Exhibit
               10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.3(i)       Endorsement  Nos.  4  through  6  (Termination   Endorsement)  to
               Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation.

 10.4 1993 Underlying Homeowners and Dwelling Fire Property Per Risk Excess of Loss Reinsurance (Run-off Business) Agreement with National Reinsurance Corporation. Incorporated by reference to
               Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.5 1993 Property Per Risk Excess of Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

 10.5(i)       Endorsement   No.  3  to   Property   Per  Risk  of  Excess  Loss
               (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.6 1993 Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation. Incorporated by reference to
               Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

Exhibit No.    Description

 10.6(i) Endorsement No. 6 to Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation. Filed with to the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.6(ii)      Stipulation  of  Termination  of  Property   Catastrophe   Excess
               Reinsurance Agreement with Employers Reinsurance Corporation effective January 1, 1995. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.7 Agreement dated August 20, 1993 between Penn Independent Corporation ("Penn Independent") and the Registrant regarding the reimbursement of certain employment costs. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 26, 1993.

 10.7(i) Amendment, effective January 1, 1995, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.7(ii) Amendments dated January 1, 1996 and March 1, 1996, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

 10.8 Agreement dated August 20, 1993 between Penn Independent and the Registrant regarding the sharing of certain operating costs. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 26, 1993.

 10.9          Restated  Investment  Advisory  Agreement  effective July 1, 1990 between Penn America and Carl Domino Associates, L.P. Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

* 10.10        1993 Stock Incentive  Plan.  Incorporated by reference to Exhibit
               10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on September 29, 1993.

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this form.

Exhibit No.    Description

 10.10(i) Penn-America Group, Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994. Incorporated by reference to Exhibit
               4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-82728) filed with the Securities and Exchange Commission on August 11, 1994.

 10.11(ii)     Lease  effective  June 30,  1995  between  Registrant  and  Irvin
               Saltzman. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.12 Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America. Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 26, 1993.

 10.13 Promissory Note dated December 29, 1993 from the Registrant to Penn Independent. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.13(i) Amendment No.1 dated November 30, 1995, to Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America.

 10.14         1995  Multiple  Line  Excess  of  Loss  (Casualty  and  Property)
               Reinsurance Agreement with National Reinsurance Corporation. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.14(i) Endorsement No. 1 to Multiple Line Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.14(ii)     Endorsement  No. 2 to Multiple  Line  Excess of Loss  Reinsurance
               Agreement with National Reinsurance Corporation, effective as of January 1, 1995. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

 10.14(iii)    1996  Property & Liability  Reinsurance  Agreement  with  General
               Reinsurance Corporation effective May 1, 1996.

Exhibit No.    Description

 10.15 1995 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.15(i) 1996 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers.

 10.16 Penn-America Group, Inc. 1995 Key Employee Incentive Compensation Plan, incorporated as Part I to Registrant's Registration Statement on Form S-8 (No. 333-00050) filed with the Securities and Exchange Commission on January 4, 1996.

 10.17 Penn-America Insurance Company's Agency Award and Profit Sharing Plan, incorporated as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-00046) filed with the Securities and Exchange Commission on January 4, 1996.

10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996.

 13.           1996 Annual Report to Shareholders.

 21. As of December 31, 1996, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

 23.           Independent Auditor's Consent and Report on Schedules.

 28.1 Loan and Security Agreement, Term Note and Stock Pledge Agreement dated December 20, 1995 between Registrant and PNC Bank (successor to Midlantic Bank, N.A). Filed with Registrant's Report on Form 10-K for the period ending December 31, 1995 which has been filed with the Securities and Exchange Commission.