Form 10-Q
period 1997-03-31
PENN AMERICA GROUP INC
filed 1997-05-09
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number                 0-22316

                            Penn-America Group, Inc.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-2731409
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                420 South York Road, Hatboro, Pennsylvania 19040
          (Address of principal executive offices, including zip code)


                                 (215) 443-3600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At May 9, 1997 6,740,770 shares of the registrant's common stock, $.01 par value, were outstanding.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                                      Index

                                                                    Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - March 31, 1997 and
                December 31, 1996                                            3

         Consolidated Unaudited Statements of Earnings - For the three
                months ended March 31, 1997 and 1996                         4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the three months ended March 31, 1997                    5

         Consolidated Unaudited Statements of Cash Flows -
                For the three months ended March 31, 1997 and 1996           6

         Notes to Unaudited Consolidated Financial Statements                7

         Management's Discussion and Analysis of Results
                of Operations and Financial Condition                        7

Part II - Other Information                                                  9

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                                         March 31,     December 31,
                                                                                           1997           1996
ASSETS
Investments:
    Fixed Maturities:
      Available for sale, at fair value (amortized cost 1997, $47,855; 1996, $49,244)   $  46,957      $  48,954
      Held to maturity, at amortized cost (fair value 1997, $53,457; 1996, $44,111)        54,488         44,227
    Equity securities, at fair value (cost 1997, $10,717; 1996, $10,597)                   12,390         12,390
    Short term investments, at cost, which approximates fair value                          4,900          7,000
                                                                                        ---------      ---------
      Total investments                                                                   118,735        112,571
Cash                                                                                        1,725          2,979
Receivables:
    Accrued investment income                                                               1,842          1,671
    Premiums receivable, net                                                               10,859         10,494
    Reinsurance recoverable                                                                15,817         15,719
    Note receivable, affiliate                                                                 75            275
                                                                                        ---------      ---------
      Total receivables                                                                    28,593         28,159
Prepaid reinsurance premiums                                                                2,632          2,668
Deferred policy acquisition costs                                                           7,726          7,231
Capital leases                                                                              1,929          1,950
Deferred income tax                                                                         2,515          2,211
Income tax recoverable                                                                         --            249
Other assets                                                                                  523            587
                                                                                        ---------      ---------
      Total assets                                                                      $ 164,378      $ 158,605
                                                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Unpaid losses and loss adjustment expenses                                          $  73,940      $  70,728
    Unearned premiums                                                                      32,128         30,865
    Accounts payable and accrued expenses                                                     991          1,773
    Capitalized lease obligations                                                           2,003          2,030
    Income tax payable                                                                        645             --
    Notes payable, bank                                                                     9,000          9,000
    Other liabilities                                                                       2,121          1,872
                                                                                        ---------      ---------
      Total liabilities                                                                   120,828        116,268
                                                                                        ---------      ---------
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 2,000,000 shares;
      none issued                                                                              --             --
    Common stock, $.01 par value; authorized 10,000,000 shares;
      issued and outstanding 1997, 6,710,638 shares and 1996, 6,676,131 shares                 67             67
    Additional paid-in capital                                                             22,087         21,844
    Unrealized investment gains, net of tax                                                   511            993
    Unrealized loss on fixed maturities transferred to held to maturity                       (43)            --
    Retained earnings                                                                      21,015         19,533
                                                                                        ---------      ---------
                                                                                           43,637         42,437
    Unearned compensation from restricted stock awards                                        (87)          (100)
                                                                                        ---------      ---------
      Total stockholders' equity                                                           43,550         42,337
                                                                                        ---------      ---------

      Total liabilities and stockholders' equity                                        $ 164,378      $ 158,605
                                                                                        =========      =========

      See accompanying notes to unaudited consolidated financial statements

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (unaudited)

               For the three months ended March 31, 1997 and 1996
                (in thousands, except share and per share data)

                                                              1997            1996
Revenues:
    Premiums earned                                       $   20,899     $   15,623
    Net investment income                                      1,940          1,598
    Net realized investment gains                                  1             23
                                                          ----------     ----------
      Total revenues                                          22,840         17,244
                                                          ----------     ----------

Losses and expenses:
    Losses and loss adjustment expenses                       13,217          9,852
    Amortization of deferred policy acquisition costs          5,698          3,988
    Other underwriting expenses                                1,144          1,061
    Interest expense                                             192            217
                                                          ----------     ----------
      Total losses and expenses                               20,251         15,118
                                                          ----------     ----------

Earnings before income tax                                     2,589          2,126

Income tax                                                       839            697
                                                          ----------     ----------

Net earnings                                              $    1,750     $    1,429
                                                          ==========     ==========

Weighted average number of shares outstanding              6,689,457      6,649,818
                                                          ==========     ==========

Net earnings per share (See Note 1)                       $      .26     $      .21
                                                          ==========     ==========

Cash dividends per share (See Note 1)                     $      .04     $      .03
                                                          ==========     ==========

      See accompanying notes to unaudited consolidated financial statements

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                    For the three months ended March 31, 1997
                             (dollars in thousands)

                                                                                         Unrealized
                                                                                          Loss on              Unearned
                                                                                        Transfer of           Compensation
                                                                              Unrealized   Fixed                 From
                                                                   Additional Investment Maturities            Restricted
                                                    Common Stock     Paid-In    Gains    to Held to  Retained    Stock
                                                 Shares    Amount    Capital   (Losses),  Maturity   Earnings    Awards      Total
                                                                                 Net
Balance at December 31, 1996                    6,676,131     $67     $21,844     $993     $   0     $19,533     $(100)    $42,337
Net earnings                                                                                           1,750                 1,750
Issuance of common stock                           34,507      --         243                                                  243
Amortization of unearned
     compensation from
     restricted stock awards                                                                                        13          13
Unrealized investment losses
     from fixed maturities
     available for sale and
     equities, net of tax                                                         (532)                                        (532)
Unrealized loss on fixed maturities
     transferred to held to maturity                                                50         (50)                               0
Accretion of net loss on fixed maturities
     transferred to held to maturity                                                             7                                7
Cash dividends paid                                                                                     (268)                  (268)
                                                -----------------------------------------------------------------------------------
Balance at March 31, 1997                       6,710,638     $67     $22,087     $511     $(43)     $21,015     $ (87)    $43,550
                                                ===================================================================================


     See accompanying notes to unaudited consolidated financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (unaudited)

               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                                                                        1997          1996
Cash flows from operating activities
    Net earnings                                                                     $  1,750      $  1,429
    Adjustments to reconcile net earnings to net cash provided by operating activities
        Amortization and depreciation expense                                              85            71
        Net realized investment gains                                                      (1)          (23)
        Deferred income tax                                                               (55)          (93)
        Net decrease in premiums and notes receivable,
           prepaid reinsurance premiums and unearned premiums                           1,135           454
        Net increase in unpaid losses and loss adjustment expense
           and reinsurance recoverable                                                  3,114         1,912
        Decrease (increase) in:
           Accrued investment income                                                     (171)          (89)
           Deferred policy acquisition costs                                             (495)         (238)
           Income tax recoverable                                                         249           529
           Other assets                                                                    37          (183)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                         (782)         (406)
           Income tax payable                                                             645           500
           Other liabilities                                                              249           204
                                                                                     --------      --------
        Net cash provided by operating activities                                       5,760         4,067
                                                                                     --------      --------

Cash flows from investing activities
    Purchases of equity securities                                                       (316)       (1,926)
    Purchases of fixed maturities available for sale                                   (8,000)      (11,033)
    Purchases of fixed maturities held to maturity                                     (3,028)      (11,064)
    Proceeds from sales of equity securities                                              197         1,266
    Proceeds from sales and maturities of fixed maturities available for sale           1,000        10,181
    Proceeds from maturities of fixed maturities held to maturity                       1,085         2,004
    Change in short term investments                                                    2,100         5,500
                                                                                     --------      --------
        Net cash used by investing activities                                          (6,962)       (5,072)
                                                                                     --------      --------

Cash flows from financing activities
    Issuance of common stock                                                              243            66
    Principal payment on note payable, affiliate                                           --           (50)
    Dividends paid                                                                       (268)         (177)
    Principal payments on capital lease obligations                                       (27)          (24)
                                                                                     --------      --------
        Net cash used by financing activities                                             (52)         (185)
                                                                                     --------      --------

Decrease in cash                                                                       (1,254)       (1,190)
Cash, beginning of period                                                               2,979         5,204
                                                                                     ========      ========
Cash, end of period                                                                  $  1,725      $  4,014
                                                                                     ========      ========

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
      Income tax refund                                                                    --          (240)
      Interest                                                                            197           189

Supplemental non-cash disclosure
      Cost of securities transferred from available for sale to held to maturity        8,002            --

     See accompanying notes to unaudited consolidated financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

Penn-America Group, Inc. (the "Company") is an insurance holding company. Penn Independent Corporation currently owns approximately 61.2% of the outstanding common stock of the Company.

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

On January 29, 1997, Penn-America declared a 3 for 2 stock split for all shareholders of record on February 14, 1997. All earnings and dividend per share data disclosed herein has been retroactively adjusted to reflect this split.

Note 2 - Reinsurance

Premiums earned are net of amounts ceded to reinsurers of $1.8 and $1.6 million for the three month period ended March 31, 1997 and 1996. Losses and loss adjustment expenses are net of amounts ceded to insurers of $1.8 and $2.5 million for the three months ended March 31, 1997 and 1996.


Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Gross written premiums increased 32.7% to $24.0 million for the first quarter of 1997, as compared to $18.0 million for the same quarter in 1996. The increase in gross written premiums was primarily attributable to increased volume in addition to some rate increases which occurred automatically because some risks are exposure related. The increase in volume came primarily from a 103.8% increase in the personal automobile lines to $9.7 million, as compared to $4.8 million for the same period in 1996. Commercial lines volume increased 7.3% to $14.3 million.

Net written premiums increased 35.5% to $22.2 million in the first quarter of 1997 as compared to $16.4 million in the first quarter of 1996. Net earned premium increased 33.8% to $20.9 million, as compared to $15.6 million in 1996. These increases are attributable to the overall growth in gross and net written premium.

Net investment income increased 21.4% to $1.9 million as compared to $1.6 million in 1996. The increase in investment income can be attributed to a 19.9% increase in the investment portfolio to $118.7 million in 1997 as compared to $99.1 million as of March 31, 1996. The increase in the investment portfolio was funded by cash flow from operations.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

Management's Discussion and Analysis of Results of Operations and Financial Condition
                                   (continued)


Losses and loss adjustment expenses increased 34.2% to $13.2 million in the first quarter of 1997 as compared to $9.9 million in 1996. The increase in loss and loss adjustment expenses was fairly consistent with the growth in net earned premiums, as the loss and loss adjustment expense ratio was 63.2 and 63.1 for the periods ended March 31, 1997 and 1996, respectively. The Company's statutory combined ratio increased to 95.6%, as compared to 94.3% in 1996. The 1.3 point increase is primarily attributed to growth in the personal automobile lines premium volume. Commission rates for the personal automobile lines are approximately 5 percentage points higher than the commercial lines commission rates. The overall net commission rates were 24.7% and 23.2% for the periods ended March 31, 1997 and 1996, respectively.

Amortization of deferred policy acquisition costs increased 42.9% to $5.7 million in the first quarter of 1997 as compared to $4.0 million for the same period in 1996. This increase is attributed to the growth in gross earned premiums and the higher percentage of written premium in the auto business.

Net earnings increased 22.4% to $1.8 million in the first quarter of 1997 as compared to $1.4 million for the same period in 1996. This increase is principally attributed to increased earned premiums and increased investment return.

New Accounting Standard

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which defines the computation, presentation, and disclosure requirements for earnings per share (EPS). It requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to reissue common stock were exercised or converted into common stock. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted When adopted, all prior-period EPS data presented will be restated.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.8 million as compared to $4.1 million for the three months ended March 31, 1997 and 1996, respectively. This increase in cash provided by operations primarily reflects the increase in net premiums written during the period.

Net cash used by investing activities was $7.0 million for the three months ended March 31, 1997 as compared to $5.1 million in the first quarter of 1996. This increase was primarily due to the higher amount of cash provided by operating activities for the first quarter of 1997 which was used to purchase securities.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

Management's Discussion and Analysis of Results of Operations and Financial Condition
                                   (continued)


Net cash used by financing activities was $52 thousand in 1997, as compared to $185 thousand used for the same period in 1996. The decrease in the use of cash for financing activities was primarily due to $268 thousand cash dividend paid to stockholders offset by $243 thousand contribution to paid in capital through the exercise of stock options by some of the Company's stockholders.

During April of 1997, the Company signed a commitment letter to increase its credit facility with PNC Bank to $15 million from its present $9 million. The structure of the credit facility is expected to provide that the $9 million is to be repaid over a five year period and a $6 million revolving credit line with principal to be repaid after the second anniversary, over a three year period. Both portions of the credit facility are expected to incur interest at LIBOR plus a factor which could vary between 100 and 225 basis points. The increased facility will be used to add to the capital of the Company's insurance subsidiary, Penn-America Insurance Company, and its newly formed subsidiary, Penn-Star Insurance Company. Penn-Star is domiciled in the State of Pennsylvania and its focus will be to write directly the non-standard automobile coverage that currently is written by Penn-America Insurance Company. Until Penn-Star has been admitted in the states where we currently write automobile coverage, it will assume the auto premium written directly by its parent, Penn-America under a reinsurance agreement.

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




                                         Penn-America Group, Inc.




Date: May 9, 1997                        By: /s/ Jon S. Saltzman
                                             Jon S. Saltzman
                                             President and
                                             Chief Executive Officer



                                         By: /s/ Rosemary R. Ferrero
                                             Rosemary R. Ferrero
                                             Principal Accounting and
                                             Finance Officer