Form 10-Q
period 1997-06-30
PENN AMERICA GROUP INC
filed 1997-07-08
CIK 910110

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to ___________________

Commission File Number 0-22316


                              PENN-AMERICA GROUP, INC.
             (Exact name of registrant as specified in its charter)


               PENNSYLVANIA                       23-2731409
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)


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

Yes  X    No
    ---      ---

At July 8, 1997, 6,801,384 shares of the registrant's common stock $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                                     INDEX



                                                                    PAGE NUMBER
                                                                    -----------
PART I - FINANCIAL INFORMATION

      Consolidated Unaudited Balance Sheets - June 30, 1997 and
            December 31, 1996                                             3

      Consolidated Unaudited Statements of Earnings - For the three
            and six month periods ended June 30, 1997 and 1996            4

      Consolidated Unaudited Statement of Stockholders' Equity -
            For the six month period ended June 30, 1997                  5

      Consolidated Unaudited Statements of Cash Flows -
            For the six month periods ended June 30, 1997 and 1996        6

      Notes to Unaudited Consolidated Financial Statements                7

      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8

PART II - OTHER INFORMATION                                              13

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                                           June 30,         December 31,
                                                                                             1997               1996
                                                                                             ----               ----
ASSETS

Investments:

    Fixed Maturities:

       Available for sale, at fair value (amortized cost 1997 $53,839; 1996 $49,244)      $  53,554       $  48,954
       Held to maturity, at amortized cost (fair value 1997 $51,932; 1996 $44,111)           52,362          44,227
    Equity securities, at fair value (cost 1997 $10,634; 1996 $10,597)                       12,704          12,390
    Short-term investments, at cost, which approximates fair value                            3,648           7,000
                                                                                          ---------       ---------
       Total Investments                                                                    122,268         112,571

Cash                                                                                          4,361           2,979
Receivables:
    Accrued investment income                                                                 1,901           1,671
    Premiums receivable, net                                                                 11,799          10,494
    Reinsurance recoverable                                                                  16,920          15,719
    Note receivable, affiliate                                                                   --             275
                                                                                          ---------       ---------
       Total receivables                                                                     30,620          28,159
Prepaid reinsurance premiums                                                                  2,872           2,668
Deferred policy acquisition costs                                                             8,310           7,231
Capital leases                                                                                1,908           1,950
Deferred income tax                                                                           2,265           2,211
Income tax recoverable                                                                          304             249
Other assets                                                                                    507             587
                                                                                          ---------       ---------
       Total assets                                                                       $ 173,415       $ 158,605
                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Unpaid losses and loss adjustment expenses                                              $  77,976       $  70,728
  Unearned premiums                                                                          34,733          30,865
  Accounts payable and accrued expenses                                                       1,270           1,773
  Capitalized lease obligations                                                               1,975           2,030
  Notes payable, bank                                                                         9,000           9,000
  Other liabilities                                                                           1,723           1,872
                                                                                          ---------       ---------
         Total liabilities                                                                  126,677         116,268
                                                                                          ---------       ---------

Stockholders' equity:

  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                                  --              --
  Common stock, $.01 par value, authorized 1997, 20,000,000 shares and 1996, 10,000,000 shares; issued and outstanding
    1997, 6,801,384 shares and 1996, 6,676,131 shares                                            68              67
  Additional paid-in capital                                                                 22,833          21,844
  Unrealized investment gains, net of tax                                                     1,147             993
  Retained earnings                                                                          22,763          19,533
                                                                                          ---------       ---------
                                                                                             46,811          42,437
  Unearned compensation from restricted stock awards                                            (73)           (100)
                                                                                          ---------       ---------
         Total stockholders' equity                                                          46,738          42,337
                                                                                          ---------       ---------
         Total liabilities and stockholders' equity                                       $ 173,415       $ 158,605
                                                                                          =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                     (In thousands, except per share data)


                                                         Three months ended June 30,          Six months ended June 30,
                                                             1997          1996                   1997        1996
                                                             ----          ----                   ----        ----
Revenues:
    Premiums earned                                         $23,034      $16,485                $43,933      $32,108
    Net investment income                                     1,985        1,650                  3,925        3,248
    Net realized investment gains                               108           79                    109          102
                                                            -------      -------                -------      -------
       Total revenues                                        25,127       18,214                 47,967       35,458
                                                            -------      -------                -------      -------

Losses and expenses:
    Losses and loss adjustment expenses                      14,390       10,253                 27,607       20,105
    Amortization of deferred policy acquisition costs         6,274        4,223                 11,971        8,211
    Other underwriting expenses                               1,471        1,189                  2,615        2,250
    Interest expense                                            192          221                    385          438
                                                            -------      -------                -------      -------
       Total losses and expenses                             22,327       15,886                 42,578       31,004
                                                            -------      -------                -------      -------

Earnings before income tax                                    2,800        2,328                  5,389        4,454

Income tax                                                      781          756                  1,620        1,453
                                                            -------      -------                -------      -------

Net earnings                                                $ 2,019      $ 1,572                $ 3,769      $ 3,001
                                                            =======      =======                =======      =======

Net earnings per share (note 1)                             $  0.30      $  0.24                $  0.56      $  0.45
                                                            =======      =======                =======      =======

Weighted average number of shares outstanding (note 1)        6,748        6,663                  6,719        6,656

Cash dividends per share (note 1)                           $  0.04      $  0.03                $  0.08      $  0.05

     See accompanying notes to unaudited consolidated financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (Dollars in thousands)

                                                                                                             UNEARNED
                                                                                                            COMPENSATION
                                                                                  UNREALIZED                   FROM
                                                                   ADDITIONAL     INVESTMENT                RESTRICTED
                                                   COMMON STOCK     PAID-IN          GAINS      RETAINED       STOCK
                                                 SHARES    AMOUNT   CAPITAL     (LOSSES), NET   EARNINGS      AWARDS       TOTAL
                                                 ------    ------   -------     -------------   --------      ------       -----

Balance at December 31, 1996                   6,676,131    $67     $21,844       $  993        $19,533        $(100)     $42,337
Net earnings                                                                                      3,769                     3,769

Issuance of common stock                         125,253      1         989                                                   990
Amortization of unearned compensation from
     restricted stock awards                                                                                       27          27
Unrealized investment gains, net                                                     185                                      185
Unrealized loss on fixed maturities
     transferred to held to maturity                                                 (50)                                     (50)
Accretion of net loss on fixed maturities
     transferred to held to maturity                                                  19                                       19
Cash dividends paid                                                                                (539)                     (539)
                                               -----------------------------------------------------------------------------------
Balance at June 30, 1997                       6,801,384    $68     $22,833       $1,147        $22,763        $(73)      $46,738
                                               ===================================================================================

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (In thousands)

                                                                               Six months ended June 30,
                                                                               -------------------------
                                                                                  1997           1996
                                                                               ----------     ----------
Cash flows from operating activities:
  Net earnings                                                                   $  3,769       $  3,001
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Amortization and depreciation expense                                           163            152
      Net realized investment gains                                                  (109)          (102)
      Deferred income tax                                                            (150)          (169)
      Net decrease in premiums and notes receivable,
        prepaid reinsurance premiums and unearned premiums                          2,634          1,423
      Net increase in unpaid losses and loss adjustment expenses
        and reinsurance recoverable                                                 6,047          2,670
     (Increase) decrease in:
        Accrued investment income                                                    (230)          (325)
        Deferred policy acquisition costs                                          (1,079)          (561)
        Income tax recoverable                                                        (55)            61
        Other assets                                                                   28           (390)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                        (503)        (1,101)
        Other liabilities                                                            (149)             6
                                                                               ----------      ----------
          Net cash provided by operating activities                                10,366          4,665
                                                                               ----------      ----------

Cash flows from investing activities:
  Purchases of equity securities                                                     (874)        (3,049)
  Purchases of fixed maturities available for sale                                (15,988)       (12,049)
  Purchases of fixed maturities held to maturity                                   (3,027)       (16,071)
  Proceeds from sales of equity securities                                            943          2,684
  Proceeds from sales and maturities of fixed maturities available for sale         3,000         11,181
  Proceeds from maturities and calls of fixed maturities held to maturity           3,214          3,008
  Change in short-term investments                                                  3,352          7,000
                                                                               ----------     ----------
          Net cash used by investing activities                                    (9,380)        (7,296)
                                                                               ----------     ----------
Cash flows from financing activities:
  Issuance of common stock                                                            990            214
  Principal payments on capital lease obligations                                     (55)           (48)
  Dividends paid                                                                     (539)          (355)
  Principal payment on note payable, affiliate                                         --           (100)
                                                                               ----------     ----------
          Net cash provided (used) by financing activities                            396           (289)
                                                                               ----------     ----------

Increase (decrease) in cash                                                         1,382         (2,920)
Cash, beginning of period                                                           2,979          5,204
                                                                               ----------     ----------
Cash, end of period                                                               $ 4,361        $ 2,284
                                                                               ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income tax                                                                    $ 1,825        $ 1,560
    Interest                                                                          404            412


Supplemental non-cash disclosure:
  Cost of securities transferred from available for sale to held to maturity      $ 8,002             --




           See accompanying notes to unaudited financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Basis of Presentation

        Penn-America Group, Inc. ("PAGI") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PAGI and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately
60.1% of the outstanding common stock of PAGI.

        The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

        On March 7, 1997, PAGI effected a three-for-two split of its common stock. All share amounts and per share information disclosed herein have been adjusted to reflect this split.


NOTE 2 -- Reinsurance

        Premiums earned are net of amounts ceded to reinsurers of $1.9 million for the three months ended June 30, 1997 and $1.7 million for the three months ended June 30, 1996. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $1.9 million for the three months ended June 30, 1997 and $2.2 million for the three months ended June 30, 1996.

        Premiums earned are net of amounts ceded to reinsurers of $3.7 million for the six months ended June 30, 1997 and $3.3 million for the six months ended June 30, 1996. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $3.7 million for the six months ended June 30, 1997 and $4.7 million for the six months ended June 30, 1996.


NOTE 3 -- Registration of Securities

        On June 11, 1997, PAGI filed a registration statement for the sale of 3,500,000 shares of common stock, of which 2,500,000 shares are being sold by PAGI and 1,000,000 shares are being sold by Penn Independent.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996


     Gross written premiums increased 43.8% to $27.5 million for the three months ended June 30, 1997 from $19.2 million for the three months ended June 30, 1996. The increase resulted from 77.0% growth in personal automobile lines gross written premiums to $9.0 million and 31.8% growth in commercial lines gross written premiums to $18.5 million. These increases in gross written premiums were primarily attributable to increased volume.

     Net written premiums increased 45.5% to $25.4 million for the three months ended June 30, 1997 from $17.5 million for the three months ended June 30, 1996. During the same periods, net premiums earned increased 39.7% to $23.0 million from $16.5 million. Net premiums earned increased due to the increase in gross written premiums, partially offset by an increase in premiums ceded to reinsurers.

     Net investment income increased 20.3% to $2.0 million for the three months ended June 30, 1997 from $1.7 million for the three months ended June 30, 1996. This increase resulted principally from growth in invested assets funded primarily by cash flows from operating activities. The average investment yield of the fixed maturity portfolio for the three months ended June 30, 1997 was 6.86%, compared to 6.85% for the three months ended June 30, 1996. Net realized investment gains were $108,000 for the three months ended June 30, 1997, as compared to $79,000 for the three months ended June 30, 1996.

     Losses and loss adjustment expenses increased 40.4% to $14.4 million for the three months ended June 30, 1997 from $10.3 million for the three months ended June 30, 1996, primarily due to an increase in net premiums earned.

     Amortization of deferred policy acquisition costs increased 48.6% to $6.3 million for the three months ended June 30, 1997 from $4.2 million for the three months ended June 30, 1996. The increase was attributable to an increase in net premiums earned and to the higher percentage of net premiums earned in personal automobile lines relative to commercial lines for the three months ended June 30, 1997 as compared to the same period ended June 30, 1996. Commission rates for personal automobile lines are generally higher than commission rates for commercial lines.

     Other underwriting expenses increased 23.7% to $1.5 million for the three months ended June 30, 1997 from $1.2 million for the three months ended June 30, 1996, primarily due to the increase in gross written premiums.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


     The loss and loss adjustment expense ratio (loss ratio) increased slightly to 62.5% for the three months ended June 30, 1997 from 62.2% for the three months ended June 30, 1996. The statutory expense ratio was 31.9% for both of the three month periods ended June 30, 1997 and 1996. The statutory combined ratio increased slightly to 94.4% for the three months ended June 30, 1997 from 94.1% for the three months ended June 30, 1996.

     As a result of the factors described above, the Company's net income for the three months ended June 30, 1997 increased 28.4% to $2.0 million or $0.30 per share, from $1.6 million or $0.24 per share for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Gross written premiums increased 38.4% to $51.5 million for the six months ended June 30, 1997 from $37.2 million for the six months ended June 30, 1996. The increase resulted from 89.9% growth in personal automobile lines gross written premiums to $18.7 million and 19.9% growth in commercial lines gross written premiums to $32.8 million. These increases in gross written premiums were primarily attributable to increased volume.

     Net written premiums increased 40.6% to $47.6 million for the six months ended June 30, 1997 from $33.8 million for the six months ended June 30, 1996. During the same periods, net premiums earned increased 36.8% to $43.9 million from $32.1 million. Net premiums earned increased due to the increase in gross written premiums, partially offset by an increase in premiums ceded to reinsurers.

     Net investment income increased 20.8% to $3.9 million for the six months ended June 30, 1997 from $3.2 million for the six months ended June 30, 1996. This increase resulted principally from growth in invested assets funded primarily by cash flows from operating activities. The average investment yield of the fixed maturity portfolio for the six months ended June 30, 1997 was 6.82%, compared to 6.85% for the six months ended June 30, 1996. Net realized investment gains were $109,000 for the six months ended June 30, 1997, as compared to $102,000 for the six months ended June 30, 1996.

     Losses and loss adjustment expenses increased 37.3% to $27.6 million for the six months ended June 30, 1997 from $20.1 million for the six months ended June 30, 1996, primarily due to an increase in net premiums earned.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


        Amortization of deferred policy acquisition costs increased 45.8% to $12.0 million for the six months ended June 30, 1997 from $8.2 million for the six months ended June 30, 1996. The increase was attributable to an increase in net premiums earned and to the higher percentage of net premiums earned in personal automobile lines relative to commercial lines for the six months ended June 30, 1997 as compared to the same period ended June 30, 1996. Commission rates for personal automobile lines are generally higher than commission rates for commercial lines.

        Other underwriting expenses increased 16.2% to $2.6 million for the six months ended June 30, 1997 from $2.3 million for the six months ended June 30, 1996, primarily due to the increase in gross written premiums.

        The loss ratio increased slightly to 62.8% for the six months ended June 30, 1997 from 62.6% for the six months ended June 30, 1996. The statutory expense ratio increased to 32.2% for the six months ended June 30, 1997 from 31.5% for the six months ended June 30, 1996. The increase in the statutory expense ratio was primarily due to the increase in the percentage of net premiums written in personal automobile lines relative to commercial lines. The statutory combined ratio increased to 95.0% for the six months ended June 30, 1997 from 94.1% for the six months ended June 30, 1996.

        As a result of the factors described above, the Company's net income for the six months ended June 30, 1997 increased 25.6% to $3.8 million or $0.56 per share, from $3.0 million or $0.45 per share for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        PAGI is a holding company, the principal asset of which is the common stock of Penn-America. PAGI's cash flows depend primarily on dividends and other payments from Penn-America. PAGI uses these funds to pay (i) interest and principal under the Company's term loan with PNC Bank (the "Term Loan"), (ii) operating expenses, (iii) taxes and other payments and (iv) dividends to PAGI stockholders. Penn-America's sources of funds consist primarily of premiums, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PAGI.

        Net cash provided by operating activities increased 122.2% to $10.4 million for the six months ended June 30, 1997 from $4.7 million for the six months ended June 30, 1996. The increase in net cash provided by operations resulted principally from the increase in net written premiums during the period.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

        Net cash used by investing activities increased 28.6% to $9.4 million for the six months ended June 30, 1997 from $7.3 million for the six months ended June 30, 1996. This increase was primarily due to the higher amount of net cash provided by operating activities for the six months ended June 30, 1997.

        Net cash provided by financing activities was $396,000 for the six months ended June 30, 1997, as compared to $289,000 used for financing activities for the same period in 1996. The cash provided by financing activities in 1997 resulted primarily from $990,000 in contributions to stockholders' equity as a result of the exercise of stock options, partially offset by $539,000 of cash dividends paid to stockholders.

        The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of June 30, 1997 was approximately 2.9 years.

        The Company's fixed maturity portfolio represented $105.9 million or 86.6% of the total investment portfolio as of June 30, 1997. Approximately 99.0% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Short-term investments represented $3.6 million or 3.0% of total investments as of June 30, 1997. Equities, the majority of which consist of preferred stocks, represented $12.7 million or 10.4% of total investments as of June 30, 1997.

        As of June 30, 1997, the investment portfolio contained $8.1 million or 6.7% of collateralized mortgage obligations. All of these securities are "AAA"-rated securities issued by government or government-related agencies, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of June 30, 1997.

        On December 20, 1995, the Company entered into the Term Loan, under which it had an outstanding balance of $9.0 million as of June 30, 1997. Unless prepaid, the Term Loan is scheduled to mature as follows: $1.0 million in 1997, $2.0 million in 1998, $3.0 million in 1999 and $3.0 million in 2000. The interest rate on the Term Loan is equal to LIBOR plus a factor which can vary between 100 and 225 basis points. The Term Loan is secured by the common stock of Penn-America and contains various covenants, including the maintenance of certain net

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (CONTINUED)


worth requirements and leverage and liquidity ratios. In April 1997, the Company signed a commitment letter to increase the Term Loan to $15.0 million. The structure of the new credit facility will provide that the current $9.0 million outstanding under the Term Loan be repaid in equal installments over a five-year period and a new $6.0 million credit line would be repaid over a three-year period beginning after the second anniversary of the new facility. The terms of the new agreement, including the interest rate, security and covenants, are expected to be substantially similar to the terms of the existing Term Loan.

        The principal source of cash to use for the payment of dividends to PAGI's stockholders is dividends from Penn-America. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval of the Pennsylvania regulatory authorities. The maximum dividend that may be paid in 1997 by Penn-America to PAGI without prior approval of regulatory authorities is $6,262,000. Penn-America's statutory surplus increased 5.3% to $43.9 million as of June 30, 1997 from $41.7 million as of December 31, 1996.

NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the statement in 1998.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining the effect of this statement upon its financial reporting requirements.

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

Item 4.  Submission of Matters to a Vote by Security Holders - See Attached

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

PART II, ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of the Shareholders of Penn-America Group, Inc. was held on May 14, 1997 (the "Annual Meeting" or "Meeting"), with the following results:

        The total number of shares represented at the Annual Meeting in person or by proxy was 6,345,527 of the 6,710,638 shares of common stock outstanding and entitled to vote at the meeting.

        On the proposal to elect Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Paul Simon, Thomas Spiro and Charles Ellman as Directors to serve until the 1998 Annual Meeting and until their successors are duly elected and qualified, the nominees for Director received the number of votes set forth opposite their respective names.

                                NUMBER OF VOTES

                                FOR             WITHHELD
                                ---             --------
Irvin Saltzman                  6,260,027       85,550
Jon S. Saltzman                 6,260,027       85,550
James E. Heerin, Jr.            6,260,327       85,250
Robert A. Lear                  6,260,327       85,250
Jami Saltzman-Levy              6,260,027       85,550
M. Moshe Porat                  6,260,327       85,250
Paul Simon                      6,260,027       85,550
Thomas M. Spiro                 6,260,327       85,250
Charles Ellman                  6,260,327       85,250

        There were no broker non-votes recorded. On the basis of the above vote, Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Paul Simon, Thomas Spiro and Charles Ellman were elected as Directors to serve until the 1998 Annual Meeting and until their respective successors are duly elected and qualified.

        On the proposal to amend the Corporation's Certificate of Incorporation to increase authorized Common Stock from 10,000,000 shares to 20,000,000 shares:

                FOR             WITHHELD       ABSTAIN
                ---             --------       -------
                6,172,147       168,178        5,252

        On the basis of the above vote, the amendment to increase the authorized Common Stock from 10,000,000 to 20,000,000 shares was approved.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PENN-AMERICA GROUP, INC.


Date:         July 8, 1997              By:  /s/ Jon S. Saltzman
     -------------------------------         ------------------------------
                                             Jon S. Saltzman
                                             President and
                                             Chief Executive Officer


                                        By:  /s/ Rosemary R. Ferrero
                                             ------------------------------
                                             Rosemary R. Ferrero
                                             Principal Finance and
                                             Accounting Officer