Form 10-Q
period 1997-09-30
PENN AMERICA GROUP INC
filed 1997-11-10
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                                 ----------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission file number                 0-22316
                                 ---------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                      23-2731409
---------------------------------            ---------------------------------
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

At November 10, 1997, 9,883,384 shares of the registrant's common stock, $.01 par value, were outstanding.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                                      Index

                                                                     Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - September 30, 1997 and
                December 31, 1996 .............................................3

         Consolidated Unaudited Statements of Earnings - For the three and nine month periods ended September 30, 1997 and 1996 ......4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the nine month period ended September 30, 1997 ............5

         Consolidated Unaudited Statements of Cash Flows -
                For the nine month periods ended September 30, 1997 and
                1996 ..........................................................6

         Notes to Unaudited Consolidated Financial Statements .................7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations .....................................8

Part II - Other Information ..................................................13

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                   September 30,       December 31,
                                                                       1997                1996
                                                                ----------------     --------------
ASSETS
Investments:
    Fixed Maturities:
      Available for sale, at fair value
     (amortized cost 1997 $85,214; 1996 $49,244)                       $  85,596      $  48,954
      Held to maturity, at amortized cost
     (fair value 1997 $43,008; 1996 $44,111)                              42,988         44,227
    Equity securities, at fair value
     (cost 1997 $24,240; 1996 $10,597)                                    26,328         12,390
    Short-term investments, at cost, which approximates fair value            --          7,000
                                                                       ---------      ---------
      Total Investments                                                  154,912        112,571
Cash                                                                      16,690          2,979
Receivables:
    Accrued investment income                                              2,007          1,671
    Premiums receivable, net                                              12,138         10,494
    Reinsurance recoverable                                               17,057         15,719
    Note receivable, affiliate                                                --            275
                                                                       ---------      ---------
      Total receivables                                                   31,202         28,159
Prepaid reinsurance premiums                                               2,955          2,668
Deferred policy acquisition costs                                          8,602          7,231
Capital leases                                                             1,886          1,950
Deferred income tax                                                        2,177          2,211
Income tax recoverable                                                       552            249
Other assets                                                                 577            587
                                                                       =========      =========
      Total assets                                                     $ 219,553      $ 158,605
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                           $  81,695      $  70,728
  Unearned premiums                                                       36,037         30,865
  Accounts payable and accrued expenses                                    2,004          1,773
  Capitalized lease obligations                                            1,947          2,030
  Notes payable, bank                                                         --          9,000
  Other liabilities                                                        3,538          1,872
                                                                       ---------      ---------
        Total liabilities                                                125,221        116,268
                                                                       ---------      ---------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                               --             --
  Common stock, $.01 par value, authorized 1997, 20,000,000 shares and 1996, 10,000,000 shares; issued and outstanding
    1997, 9,883,384 shares and 1996, 6,676,131 shares                         99             67
  Additional paid-in capital                                              68,221         21,844
  Unrealized investment gains, net of tax                                  1,610            993
  Retained earnings                                                       24,956         19,533
                                                                       ---------      ---------
                                                                          94,886         42,437
  Unearned compensation from restricted stock awards                        (554)          (100)
                                                                       ---------      ---------
        Total stockholders' equity                                        94,332         42,337
                                                                       ---------      ---------

        Total liabilities and stockholders' equity                     $ 219,553      $ 158,605
                                                                       =========      =========

See accompanying notes to unaudited consolidated financial statements.
                                     Page 3

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (Unaudited)

                      For the three and nine month periods
                          ended September 30, 1997 and 1996
                      (In thousands, except per share data)


                                                          Three months ended         Nine months ended
                                                             September 30,             September 30,
                                                       -----------------------     -------------------
                                                            1997         1996       1997          1996
                                                          -------       ------     ------        ------
Revenues:
    Premiums earned                                        $23,950     $17,836     $67,883     $49,944
    Net investment income                                    2,521       1,694       6,446       4,942
    Net realized investment gains                              479         227         588         330
                                                           -------     -------     -------     -------
      Total revenues                                        26,950      19,757      74,917      55,216
                                                           -------     -------     -------     -------

Losses and expenses:
    Losses and loss adjustment expenses                     14,876      11,222      42,483      31,326
    Amortization of deferred policy acquisition costs        6,425       4,574      18,396      12,785
    Other underwriting expenses                              1,639       1,017       4,254       3,267
    Interest expense                                            91         227         477         665
                                                           -------     -------     -------     -------
      Total losses and expenses                             23,031      17,040      65,610      48,043
                                                           -------     -------     -------     -------

Earnings before income tax                                   3,919       2,717       9,307       7,173

Income tax                                                   1,331         887       2,951       2,341
                                                           -------     -------     -------     -------

Net earnings                                               $ 2,588     $ 1,830     $ 6,356     $ 4,832
                                                           =======     =======     =======     =======

Net earnings per share (note 1)
                                                           $  0.28     $  0.27        0.84     $  0.73
                                                           =======     =======     =======     =======

Weighted average number of shares outstanding (note 1)       9,134       6,669       7,534       6,661

Cash dividends per share (note 1)                          $  0.04     $  0.03     $  0.12     $  0.08


     See accompanying notes to unaudited consolidated financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the nine months ended September 30, 1997
                             (Dollars in thousands)



                                                                                                           Unearned
                                                                                                         Compensation
                                                                                Unrealized                   From
                                                                  Additional    Investment                Restricted
                                             Common Stock          Paid-In        Gains        Retained      Stock
                                         Shares     Amount         Capital     (Losses), Net   Earnings      Awards     Total
                                        -------   --------       ----------     ------------   --------     -------     -----
Balance at December 31, 1996            6,676,131      $67        $21,844           $993      $19,533       $(100)    $42,337
Net earnings                                                                                    6,356                   6,356
Issuance of common stock, net                3,207,253       32         46,377                                              46,409
Unearned compensation from
     restricted stock awards                                                                                 (512)       (512)
Amortization of unearned
     compensation from
     restricted stock awards                                                                                   58          58
Unrealized investment gains, net                                                     637                                  637
Unrealized loss, net of
      accretion, on fixed
      maturities transferred
      to held to maturity                                                           (20)                                  (20)
Cash dividends paid                                                                              (933)                   (933)
                                       ---------------------------------------------------------------------------------------------

Balance at September 30, 1997           9,883,384     $ 99       $ 68,221        $ 1,610     $ 24,956     $ (554)    $ 94,332
                                       =============================================================================================


     See accompanying notes to unaudited consolidated financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

              For the nine months ended September 30, 1997 and 1996
                                 (In thousands)

                                                                                  Nine months ended September 30,
                                                                                  -------------------------------
                                                                                         1997          1996
Cash flows from operating activities:                                                   ------        ------
    Net earnings                                                                     $  6,356      $  4,832
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Amortization and depreciation expense                                             292           237
        Net realized investment gains                                                    (588)         (330)
        Deferred income tax                                                              (295)         (166)
        Net decrease in premiums and notes receivable,
           prepaid reinsurance premiums and unearned premiums                           3,516         2,384
        Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                  9,629         6,018
        (Increase) decrease in:
           Accrued investment income                                                     (336)         (217)
           Deferred policy acquisition costs                                           (1,371)       (1,088)
           Income tax recoverable                                                        (303)          147
           Other assets                                                                   (79)         (410)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                          231          (468)
           Other liabilities                                                            1,666           276
                                                                                     --------      --------
              Net cash provided by operating activities                                18,718        11,215
                                                                                     --------      --------

Cash flows from investing activities:
    Purchases of equity securities                                                    (16,484)       (5,732)
    Purchases of fixed maturities available for sale                                  (53,426)      (15,050)
    Purchases of fixed maturities held to maturity                                     (2,027)      (17,070)
    Proceeds from sales of equity securities                                            3,412         4,840
    Proceeds from sales and maturities of fixed maturities available for sale           9,046        11,181
    Proceeds from maturities and calls of fixed maturities held to maturity            11,591         8,008
    Change in short-term investments                                                    7,000         6,000
                                                                                     --------      --------
        Net cash used by investing activities                                         (40,888)       (7,823)
                                                                                     --------      --------

Cash flows from financing activities:
    Issuance of common stock                                                           45,897           214
    Principal payment on note payable, bank                                            (9,000)           --
    Principal payments on capital lease obligations                                       (83)          (72)
    Dividends paid                                                                       (933)         (533)
    Principal payment on note payable, affiliate                                           --          (150)
                                                                                     --------      --------
        Net cash provided (used) by financing activities                               35,881          (541)
                                                                                     --------      --------

Increase in cash                                                                       13,711         2,851
Cash, beginning of period                                                               2,979         5,204
                                                                                     ========      ========
Cash, end of period                                                                  $ 16,690      $  8,055
                                                                                     ========      ========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
      Income tax                                                                     $  3,196      $  2,360
      Interest                                                                            531           640

Supplemental non-cash disclosure:
     Cost of securities transferred from available for sale to held to maturity      $  8,002            --

           See accompanying notes to unaudited financial statements.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). Except where otherwise indicated, the "Company" refers to PAGI and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately 31.2% of the outstanding common stock of PAGI.

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

         On  July  22,  1997,   PAGI  completed  a  secondary   offering  ("the
Offering") of 4,025,000 shares of its common stock of which 1,000,000 shares were sold by Penn Independent

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $2.0 million and $1.7 million for the three months ended September 30, 1997 and September 30, 1996, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $1.5 million and $930 thousand for the three months ended September 30, 1997 and September 30, 1996, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $ 5.7 million and $5.0 million for the nine months ended September 30, 1997 and September 30, 1996, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $5.2 million and $5.6 million for the nine months ended September 30, 1997 and September 30, 1996, respectively.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Results of Operations

Three Months Ended September 30, 1997 and 1996

         Gross written premiums increased 29.5% to $27.2 million for the three months ended September 30, 1997 from $21.0 million for the three months ended September 30, 1996. The increase resulted from 66.7% growth in personal automobile lines gross written premiums to $9.5 million and 15.5% growth in commercial lines gross written premiums to $17.7 million. These increases in gross written premiums were primarily attributable to increased volume.

         Net written premiums increased 30.9% to $25.2 million for the three months ended September 30, 1997 from $19.2 million for the three months ended September 30, 1996. During the same periods, net premiums earned increased 34.3% to $24.0 million from $17.8 million. Net premiums earned increased due to the increase in gross written premiums, partially offset by an increase in premiums ceded to reinsurers.

         Net investment income increased 48.8% to $2.5 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. This increase resulted principally from growth in invested assets funded primarily from the proceeds of the Offering and cash flows from operating activities. The investment yield of the fixed maturity portfolio for the three months ended September 30, 1997 was 6.76%, compared to 6.87% for the three months ended September 30, 1996. Net realized investment gains before taxes were $479,000 for the three months ended September 30, 1997, as compared to $227,000 for the three months ended September 30, 1996.

         Losses and loss adjustment expenses increased 32.6% to $14.9 million for the three months ended September 30, 1997 from $11.2 million for the three months ended September 30, 1996, primarily due to an increase in net premiums earned.

         Amortization of deferred policy acquisition costs increased 40.5% to $6.4 million for the three months ended September 30, 1997 from $4.6 million for the three months ended September 30, 1996. The increase was attributable to the increase in net premiums earned and to the higher percentage of net premiums earned in personal automobile lines relative to commercial lines for the three months ended September 30, 1997 as compared to the same period ended September 30, 1996. Commission rates for personal automobile lines are generally higher than commission rates for commercial lines.

         Other underwriting expenses increased 61.2% to $1.6 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996, primarily due to the increase in gross written premiums. The increase in other underwriting expenses for the three months ended September 30, 1997 was disproportional to the comparative period in 1996 because of various expense recoveries recognized in 1996.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (continued)



         The loss and loss adjustment expense ratio (loss ratio) decreased slightly to 62.1% for the three months ended September 30, 1997 from 62.9% for the three months ended September 30, 1996. The statutory expense ratio increased slightly to 32.1% for the three months ended September 30, 1997 from 31.6% for the three months ended September 30, 1996. The statutory combined ratio decreased slightly to 94.2% for the three months ended September 30, 1997 from 94.5% for the three months ended September 30, 1996.

         As a result of the factors described above, the Company's net income for the three months ended September 30, 1997 increased 41.4% to $2.6 million or $0.28 per share, compared to $1.8 million or $0.27 per share for the three months ended September 30, 1996. The disproportionate increase in net earnings per share compared to net earnings for the three months ended September 30,1997 is due to the increase in the number of shares outstanding after the Offering.


Nine Months Ended September 30, 1997 and 1996

         Gross written premiums increased 35.2% to $78.7 million for the nine months ended September 30, 1997 from $58.2 million for the nine months ended September 30, 1996. The increase resulted from 81.4% growth in personal automobile lines gross written premiums to $28.3 million and 18.3% growth in commercial lines gross written premiums to $50.4 million. These increases in gross written premiums were primarily attributable to increased volume.

         Net written premiums increased 37.1% to $72.8 million for the nine months ended September 30, 1997 from $53.1 million for the nine months ended September 30, 1996. During the same periods, net premiums earned increased 35.9% to $67.9 million from $49.9 million. Net premiums earned increased due to the increase in gross written premiums, partially offset by an increase in premiums ceded to reinsurers.

         Net investment income increased 30.4% to $6.4 million for the nine months ended September 30, 1997 from $4.9 million for the nine months ended September 30, 1996. This increase resulted principally from growth in invested assets funded primarily by net proceeds of approximately $44.4 million from the Offering and cash flows from operating activities. The average investment yield of the fixed maturity portfolio for the nine months ended September 30 ,1997 was
6.81%,  compared  to 6.85% for the nine months ended September 30 ,1996.   Net
realized investment gains before taxes were $588,000 for the nine months ended September 30, 1997, as compared to $330,000 for the nine months ended
September 30, 1996.

         Losses and loss adjustment expenses increased 35.6% to $42.5 million for the nine months ended September 30, 1997 from $31.3 million for the nine months ended September 30, 1996, primarily due to an increase in net premiums earned.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY


         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (continued)



         Amortization of deferred policy acquisition costs increased 43.9% to $18.4 million for the nine months ended September 30, 1997 from $12.8 million for the nine months ended September 30, 1996. The increase was attributable to the increase in net premiums earned and to the higher percentage of net premiums earned in personal automobile lines relative to commercial lines for the nine months ended September 30, 1997 as compared to the same period ended September 30, 1996. Commission rates for personal automobile lines are generally higher than commission rates for commercial lines.

         Other underwriting expenses increased 30.2% to $4.3 million for the nine months ended September 30, 1997 from $3.3 million for the nine months ended September 30, 1996, primarily due to the increase in gross written premiums.

         The loss ratio decreased slightly to 62.6% for the nine months ended September 30, 1997 from 62.7% for the nine months ended September 30, 1996. The statutory expense ratio increased to 32.1% for the nine months ended September 30, 1997 from 31.6% for the nine months ended September 30, 1996. The increase in the statutory expense ratio was primarily due to the increase in the percentage of net premiums written in personal automobile lines relative to commercial lines. The statutory combined ratio increased to 94.7% for the nine months ended September 30, 1997 from 94.3% for the nine months ended September 30, 1996.

         As a result of the factors described above, the Company's net income for the nine months ended September 30, 1997 increased 31.6% to $6.4 million or $0.84 per share, from $4.8 million or $0.73 per share for the nine months ended September 30, 1996. The disproportionate increase in net earnings per share compared to net earnings for the nine months ended September 30, 1997 is due to the increase in the number of shares outstanding after the Offering.

Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America. PAGI's cash flows depend primarily on dividends and other payments from Penn-America. PAGI uses these funds to pay (i) operating expenses,
(ii) taxes and other payments and (iii) dividends to PAGI stockholders. Penn-America's sources of funds consist primarily of premiums, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PAGI.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (continued)

        Net cash provided by operating activities increased 66.9% to $18.7 million for the nine months ended September 30, 1997 as compared to $11.2 million for the nine months ended September 30, 1996. The increase in net cash provided by operations resulted principally from the increase in net written premiums and investment income during the period.

        Net cash used by investing activities increased 422.7% to $40.9 million for the nine months ended September 30, 1997 from $7.8 million for the nine months ended September 30, 1996. This increase was primarily due to the net cash provided by the Offering and increased cash provided from operating activities for the nine months ended September 30, 1997.

         Net cash provided by financing activities was $35.9 for the nine months ended September 30, 1997, as compared to $541,000 used for financing activities for the same period in 1996. The cash provided by financing activities in 1997 resulted primarily from $45.9 million in proceeds from the Offering and exercise of stock options, partially offset by the repayment of the $9.0 million term loan and $933,000 of cash dividends paid to stockholders.

         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of September 30, 1997 was approximately 3.1 years.

         The Company's fixed maturity portfolio represented $128.6 million or 83% of the total investment portfolio as of September 30, 1997. Approximately 99.1% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, represented $26.3 million or 17.0% of total investments as of September 30, 1997.

         As of September  30,  1997,  the  investment  portfolio  contained  $17 million or 10.9% of mortgage-backed obligations. All of these securities are "AAA" rated securities issued by government or government-related agencies, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of September 30, 1997.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (continued)

        On July 25, 1997, the Company paid off the entire outstanding principle balance of $9 million plus interest on its Term Loan. In November 1997, the Company signed a commitment letter to increase the Revolving Credit Facility to
$20.0 million.   The structure of the new  credit facility will provide for the repayment of the borrowed amount under the Revolving Credit Facility to be extended over six years with interest on the loan at LIBOR plus a factor which can vary from 100 to 225 basis points. Borrowing under this new credit facility will be secured by the common stock of Penn-America.

         The principal source of cash to use for the payment of dividends to PAGI's stockholders is dividends from Penn-America. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval of the Pennsylvania regulatory authorities. The maximum dividend that may be paid in 1997 by Penn-America to PAGI without prior approval of regulatory authorities is $6,262,000. Penn-America's statutory surplus increased 94.5% to $81.0 million. This is due primarily to the capital contribution of $35.0 million from the Offering and statutory net income of $5.3 million.

                     PENN-AMERICA GROUP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders -None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K - None

                                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Penn-America Group, Inc.




Date:        November 10, 1997                   By: /s/ Jon S. Saltzman
       ---------------------------------            -------------------
              Jon S. Saltzman
               President and
           Chief Executive Officer



                                                 By: /s/ Rosemary R. Ferrero
            Rosemary R. Ferrero
           Principal Finance and
             Accounting Officer