Form 10-K
period 1997-12-31
PENN AMERICA GROUP INC
filed 1998-03-27
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from__________________to_______________


                         Commission file number 022316
                                                -------

                            PENN-AMERICA GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                    23-2731409
----------------------------                 ------------------------------
(State or other jurisdiction o           (I.R.S. Employer Identification Number
incorporation or organization)

420 S. York Road
Hatboro, Pennsylvania                                            19040
------------------------------------                          ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (215) 443-3600

            Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

            Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 24,1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $66,695,525. As of March 24,1998 there were 9,901,013 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's annual report to stockholders for the fiscal year-ended December 31, 1997 are incorporated by reference in Parts I, II and IV of this report.

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1998 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                            PENN-AMERICA GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1997

                                                                            Page
                                     PART I

ITEM 1. BUSINESS.............................................................. 3

ITEM 2. PROPERTIES............................................................17

ITEM 3. LEGAL PROCEEDINGS.....................................................18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY-HOLDERS......................................................18


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS.......................................19

ITEM 6. SELECTED FINANCIAL DATA...............................................19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE............................................................19

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT...........................................................20

ITEM 11. EXECUTIVE COMPENSATION...............................................21

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT.....................................21

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................21

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K..................................................22

                                     PART I

ITEM 1.           BUSINESS

(a) General

    Penn-America  Group,  Inc. is a specialty  property and  casualty  insurance holding company which, through its subsidiaries, markets and underwrites commercial property, general liability and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas, and nonstandard personal automobile insurance. The Company provides commercial property and casualty insurance on both an excess and surplus lines basis and an admitted basis, and personal automobile insurance on an admitted basis. The Company markets its products through 55 high quality general agents, who in turn produce business through over 25,000 retail insurance brokers located throughout the United States. The Company focuses on serving the insurance needs of small or nonstandard markets which are generally characterized by small average policy premiums and serviced by retail insurance brokers with limited access to larger, standard lines insurers. The Company believes that these markets are generally underserved by larger, standard lines insurers who often limit their underwriting to policies above a certain minimum premium size or to certain risk classes and who operate in large-scale markets in which they can achieve economies of scale. The Company believes that its distribution network enables it to effectively access these numerous small markets at a relatively low fixed cost through the marketing, underwriting and administrative support of its general agents, as well as the localized market knowledge and expertise of its general agents and their retail insurance brokers.

    The success of the Company's strategy is demonstrated by its strong and consistent growth and profitability. From 1993 to 1997, gross written premiums grew at a 31.0% compound annual rate, from $35.5 million to $104.7 million, and net operating earnings (excluding realized investment gains) grew at a 44.6% compound annual rate, from $2.0 million to $8.8 million. The Company has operated at a statutory combined ratio under 100.0% in every year since 1992. The Company's average SAP combined ratio from 1992 to 1997 was 95.0%, and the Company's average return on average stockholders' equity during the same period was 14.8%.

    The Company's distribution strategy is to maintain strong relationships with fewer and higher quality general agents than its competitors. The Company carefully selects a limited number of agents in each state based on their experience and reputation and strives to preserve each agent's franchise value within its marketing territory. The Company seeks to grow with these general agents and develop strong, longstanding relationships by providing a high level of service and support. From 1993 to 1997, the Company achieved 194.7% cumulative growth in gross written premiums with a 44.7% increase in the number of general agents from 38 to 55. The Company maintains low fixed costs by underwriting the substantial majority of its policies on a binding authority basis. The Company closely monitors the quality of business it underwrites by maintaining close relationships with a small number of general agents. The Company provides its general agents with a comprehensive, regularly updated underwriting manual which clearly outlines the Company's pricing and underwriting guidelines. The Company does not write high risk policies (e.g., medical malpractice, environmental and aviation liability). The Company generally reviews new and renewal commercial policies on a continuous basis and nonstandard personal automobile policies on a quarterly basis to ensure that its underwriting guidelines are being followed. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent commission structure which is substantially tied to underwriting profitability and through the issuance of shares of common stock in lieu of cash for a portion of the contingent commissions.

    Historically, the Company has underwritten the majority of its commercial lines business on an excess and surplus lines basis. In recent years, the Company has underwritten a greater proportion of its commercial lines business on an admitted basis, as it has identified profitable admitted markets which remain under-served by larger standard insurers. Currently, the Company underwrites all of its nonstandard personal automobile business on an admitted basis. The Company expects to continue to expand its commercial lines business by offering additional products and packages which enhance its current property and liability coverages, by identifying profitable programs and books of business and by selectively adding high quality general agents. Examples of such additional products and programs include a commercial automobile product and specialty programs, which may include miscellaneous professional liability coverage. The Company currently writes nonstandard personal automobile policies in five states. The Company has filed applications to write personal automobile policies in three additional states and is considering expanding into several other states.

    The Company's commercial insureds consist primarily of small, "Main Street" businesses, including restaurants, taverns, retailers and artisan contractors, located principally in small towns and suburban and rural areas. In addition, the Company has developed customized products and coverages for other small commercial insureds such as day care facilities, fitness centers and special events. The Company believes it has benefited from a general migration of small businesses out of urban centers and into suburban and rural areas. Industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, among other factors, have contributed to the high growth in the number of small businesses in these areas. The Company's nonstandard automobile insurance products are designed for insureds who do not qualify for preferred or standard automobile insurance because of their payment history, driving record, age, vehicle type or other underwriting criteria or market conditions. Underwriting standards in the preferred and standard markets have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to an increase in the size of the nonstandard automobile market.

    Penn-America was formed in 1975 by Irvin Saltzman, who began working in the insurance industry in 1947 when he founded a general agency. Jon S. Saltzman, Irvin Saltzman's son, is President and Chief Executive Officer of the Company and has been employed by the Company since 1986. The Company completed an initial public offering ("IPO") on October 28, 1993, at a price to the public of $6.00 per share. Currently, the Saltzman family, substantially through their ownership of Penn Independent Corporation, owns approximately 31.2% of the Company's Common Stock.

(b) Financial Information About Industry Segments

    The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-X.

(c) Lines of Business

    The following table sets forth an analysis of gross earned premium by specific product lines during the periods indicated:


                                                             Year ended
                                           ---------------------------------------------------
                                     1997                     1996                 1995
                             ---------------------------------------------------------------------
                             Amount      Percent      Amount      Percent      Amount      Percent
                           ----------   ---------   ----------  -----------  ----------  ---------
                                                              (dollars in thousands)
Commercial multi-peril      $ 35,687       35.9%    $ 29,345        38.7%      $ 23,781     37.7%
Liability                     23,486       23.6       21,418        28.2         20,431     32.4
Auto liability                29,310       29.5       15,772        20.8         11,524     18.3
Property                       5,502        5.6        5,556         7.3          4,957      7.9
Auto physical damage           5,400        5.4        3,785         5.0          2,312      3.7
                            ---------    -------    -------     --------      ---------  ------

Total gross earned premium  $ 99,385        100%     $ 75,876        100%      $ 63,005     100.0%
                           ===========   =========   ==========  ===========  ==========  ========





o Commercial General Liability. The Company's commercial general liability insurance is written on an occurrence policy form (as opposed to a
     claims--made policy form)  and  provides limits   generally  ranging  from
     $25,000 to $3 million, with the majority of such policies having limits of between $500,000 and $1 million. The Company's general liability policies pay defense and related expenses in addition to per occurrence and aggregate policy limits. General liability insureds include restaurants, bars and taverns, retail operations, garage liability, contractors and similar classes.

o Commercial Property. The Company's commercial property lines provide limits usually no higher than $4 million, with almost all of the policies being written at limits less than $1 million. Properties insured include restaurants, bars and taverns, retail operations, vacant buildings and other similar classes.

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

o Business Automobile and Commercial Umbrella. In late 1997, the Company added both business automobile and commercial umbrella coverages to enhance its commercial multi-peril ("package") writings. The types of risks and insureds targeted are similar to those already written, such as, restaurants, bars and taverns, retail operations, artisan contractors and similar classes. The business automobile insurance (cars and light trucks) can be written up to $1 million liability limits. Commercial umbrella insurance can be written for limits up to $5 million with significant reinsurance support from General Reinsurance. For commercial umbrella, Penn-America must write the primary $1 million liability limit. The Company expects that the addition of these coverages in 1998 will further expand package writings and help increase renewal retention of existing policies. In all of its commercial product lines, the Company is continuously developing specialized programs for certain industry segments to meet the needs of these market-places. For example, the Company has developed programs for independent fitness centers, day care operations,
     artisan  contractors,   low-hazard  miscellaneous   professional  liability
     coverages and special events. As a group, these programs are a significant benefit to the Company's marketing efforts, although individually they do not generate a material amount of the Company's gross written premiums.

     Non-Standard Personal Automobile. The Company currently writes non-standard personal automobile policies in the states of Washington, California, Alabama, South Dakota and Nevada. These risks typically do not qualify for preferred or standard insurance because of a driver's age, driving record, vehicle type or other factors. The personal automobile business is written at very low coverage limits. The Company writes a majority of this coverage on a six-month basis in Washington, Alabama and South Dakota. In California and Nevada, the coverage is written predominantly on a monthly policy basis.

(d) Marketing and Distribution

     The Company currently markets its insurance products through a select number of high quality general agents. The Company believes that it benefits significantly from a general agency system because it obtains the significant underwriting and marketing expertise of the general agents who have strong business experience and relationships in their local territory. In addition, the general agency system allows the Company to avoid the expense of maintaining national or regional sales forces. This enables the Company to focus its efforts on reviewing the underwriting decisions of its agents and evaluating submission business, rather than devoting greater resources to making routine underwriting decisions. The Company actively competes for quality general agents to distribute its products. The Company selectively appoints general agents and grants authority on a state-by-state basis so that each general agent only has authority in a state(s) where they have marketing expertise. Prior to appointing a general agent, the Company extensively reviews the candidate's financial condition, geographic diversification of risk, historical loss experience and reputation, as well as the agent's results and practices with other insurers. An on-site review is made of the prospective agent's office, including an audit of selected policy files and confirmation that the agent has sufficient experience to merit authority to bind the Company only to appropriate risks. The agent is also interviewed at the Company's office in order to confirm the compatibility between the agent and the Company's underwriting staff. Such a comprehensive review is necessitated by the Company's philosophy of establishing an agent relationship only if it has long-term potential.

     Once appointed, the Company provides each general agent with a comprehensive agency manual which enables the agent to begin writing business immediately. The manual allows the agent to write coverages effectively and consistently within the Company's comprehensive underwriting guidelines. The agents are provided limited binding authority, based primarily on Insurance Services Office ("ISO") rates and forms, to write a variety of property, general liability, commercial multi-peril and personal automobile business, provided that the risks and terms involved in a particular coverage are within the guidelines set forth in the agency manual. The Company has devoted extensive research to the development of its detailed agency manual to enable its agents to select and price risks consistently. The Company's agency manual is regularly updated to be responsive to changes in the marketplace. The Company devotes substantial resources to the continuous monitoring and support of its general agents.

     The general agents are compensated on a commission basis, which is on average 21.4% of the gross written premium for commercial business and 27.4% for personal lines automobile business. A portion of this commission is passed on to the retail insurance broker. In addition, the general agency contracts between the Company and its general agents contain profit contingency inducements under the Agents' Profit Sharing and Performance Award Program, which is designed to reward general agents who meet the Company's loss ratio and premium volume criteria. The Company also provides performance awards under this program to its commercial agents for timely policy issuance, timely premium payments and successful underwriting audits. Such contingent commissions and performance awards accounted for 5.5% of the total commissions paid by the Company in 1997. During 1995, the Agents' Profit Sharing and Performance Award Program was modified to provide that at least one-third of the contingent commission awards would be given in the form of common stock. The Company authorized 75,000 shares of common stock for issuance under this program. Stock awards for 1996, which were issued in May 1997, amounted to 27,746 shares, accounting for 51.4% of the total contingent commissions paid for 1996. In May 1997, the Company began a new program under which the Company will award $1,000 in the form of Common Stock to each new general agent it appoints. The contingent stock award for 1997 will be issued in May 1998.

    The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:


                    Year ended             Year ended             Year ended
              ------------------------------------------------------------------
                December 31, 1997      December 31, 1996     December 31, 1995
             ---------------------    ------------------    -------------------
                Amount      Percent     Amount   Percent   Amount      Percent
            (in thousand)           (in thousands)      (in thousand)

Pacific        26,126      25.0%      $ 29,435       36.6%   $ 24,823      37.2%
South          16,236      15.5         15,677       19.5      12,519      18.7
Mid-Atlantic    9,876       9.4         10,665       13.2      10,607      15.8
New England     7,514       7.2          7,832        9.7       7,849      11.7
Southwest      18,625      17.8         11,693       14.5       7,949      11.9
Midwest        12,198      11.7          4,685        5.8       2,977       4.4
Mountain       14,119      13.4            509        0.7         229       0.3
             =========   ========     ==========   =======    =======    =======
              104,694     100.0%      $ 80,496      100.0%   $ 66,953     100.0%
            ==========  =========    ==========  =========    =======    =======


(e) Underwriting and Pricing

    In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on ISO rates and forms. ISO makes available to its members advisory, rating, statistical and actuarial services, policy language and related services. ISO and its related organizations currently provide such services, including rates and forms, to more than 1,500 property and casualty insurance companies in the U.S. One of the important services that ISO provides is an actuarial-based estimate of the "ideal" premium rate for risks in each of approximately 1,250 risk classifications. These rates reflect an analysis of the loss and loss adjustment expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class. Also, the historical results for a particular class may not be sufficient to provide actuarially meaningful results.

    The Company primarily uses ISO statistics as a benchmark for risk selection and pricing. Other carriers may or may not rely heavily on this information, and several of the larger standard carriers have developed their own actuarial databases. As a general rule, most standard carriers set rates lower than ISO
                                     Page 7
rates. However, the Company, because of its strategy of providing insurance to underserved markets, typically charges 100% of prescribed ISO rates or more.

    All policies written by the Company are either generated by the general agents pursuant to their binding authority or on a submit basis from the general agents if the risk falls outside of that authority. In 1997, approximately 93% of the commercial policies written by the Company were on a binding authority basis, generating approximately 82% of the Company's commercial lines gross written premiums. The personal automobile program is written solely on a binding authority basis. The Company has established strict commercial underwriting guidelines within the terms of its agency manual which identify the risks that:
(i) are within the binding authority of the general agents; (ii) must be submitted to the Company and (iii) the Company would not insure on any basis The agency manual was prepared after extensive research, including input from its commercial reinsurers, and is regularly updated by the Company's underwriting staff. Generally, the Company provides its general agents with pricing flexibility on a per-policy basis, with the objective that in the aggregate, the weighted average premium of all new and renewal commercial policies written by a general agent are at approximately 110% of ISO rates. Most standard carriers typically price at 60-80% of ISO rates, based on ISO data. The Company's underwriting staff carefully monitors its general agents and performs on-site reviews and underwriting audits of its agents on a periodic basis for quality and compliance with Company guidelines.

    With respect to commercial risks written by general agents under binding authority, the Company generally has 60 days from the effective date to cancel a policy if the risk insured does not comply with the Company's underwriting guidelines. In the event an agent exceeds its authority by binding the Company on a risk when it had no authority to do so, the Company is at risk for that policy until it receives the policy and effects a cancellation. General agents must deliver all policies to the Company within 35 days of the date written.
The Company monitors this activity closely through its computer system and underwriting department.

    The commercial risks the Company writes on a submit basis are generally similar to the binding authority classes, but may have larger coverage limits or greater complexity. In determining whether to accept such risks, the Company's underwriting staff will review such factors as the type of risk, the agent's knowledge and control of the risk, potential underwriting profitability and historical data regarding any similar risk previously underwritten by the Company. During this process, the Company will quote a proposed premium reflecting relevant ISO rates, if available, and adjustments that may be warranted based on the individual characteristics of the particular risk. The underwriting staff then assembles a complete underwriting file with respect to the particular submission and specific approval procedures are employed, depending on the characteristics and magnitude of the particular risk.

    The Company generally reviews all commercial policies as they are received from general agents for completeness, accuracy, and compliance with the Company's underwriting guidelines. Further, the Company conducts a detailed audit of each of its general agents at least once a year. The audit involves thoroughly reviewing between 50 and 100 policies to check for completeness, accuracy, pricing, use of proper exclusions, verification of information, and compliance with the Company's regulatory filings, as well as the general agent's use of the Company's overall product lines.

    The Company routinely reviews selected data for nonstandard personal automobile policies as such data is received from general agents for completeness, accuracy, and compliance with the Company's underwriting guidelines. Generally, the Company conducts detailed on-site audits of its general agents on a quarterly basis. These audits involve thoroughly reviewing between 50 and 100 policies to verify proper classifications, ratings, accident
                                     Page 8
and violation surcharges, adherence to manual guidelines, use of proper exclusions, verification of information relative to inspections and compliance with the Company's regulatory filings. The Company provides its general agents with written feedback based on the results of its audits and monitors their timely responses to any issues highlighted in such audits.

(f) Claims Management and Administration

    The Company's approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof and to provide a high level of service and support to general agents, retail insurance brokers and insureds throughout the claims process. The Company's general agents have no authority to settle claims or otherwise exercise control over the claims process. All commercial and personal lines claims are supervised and processed centrally by the Company's claims management staff. Senior management reviews all claims over $25,000.

(g) Reserves

    The Company is directly liable for loss and loss adjustment expense payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves for both reported and unreported claims, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses.

    When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss and loss adjustment expense payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure and policy provisions relating to the claim. The loss adjustment expenses include the estimated expenses of settling the claim, including legal and other fees, and general expenses of administering the claims adjustment process.

    All newly reported claims received with respect to personal automobile policies are set up with an initial average reserve. The average reserves for these claims are determined every quarter by dividing all of the closed claims into the total amount paid during the three month period. If a claim is open more than 90 days, that open case reserve is evaluated and the reserve is adjusted upward or downward according to the facts and damages of that particular claim.

    In addition, management establishes reserves on an aggregate basis to provide for Incurred But Not Reported Losses ("IBNR"). The Company's independent actuarial consultant annually reviews the provision for IBNR and the reserves taken as a whole. The Company does not discount its loss reserves. The estimates of reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, the Company reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to existing reserves. Adjustments are reflected in results of operations in the period in which they are made and may deviate substantially from prior estimates.

    The following table sets forth a reconciliation of beginning and ending reserves as shown on the Company's financial statements (on a GAAP basis gross of reinsurance) for unpaid losses and loss adjustment expenses for the periods indicated:

                                                                   Year ended December 31,
                                                              ----------------------------------
                                                               1997          1996        1995
                                                            -----------   ----------  ----------
                                                                         (in thousands)
Reserves for unpaid losses and loss adjustment expenses,
   at beginning of year                                      70,728        $ 60,139    $ 44,796
                                                            -----------   ----------  ----------
Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year          61,916          48,076      40,606
   Increase (decrease) in provision for insured
      events of prior years                                     916           3,744       3,377
                                                            ----------   -----------  ----------
Total incurred losses and loss adjustment expenses           62,832          51,820      43,983
                                                            ---------    -----------  ----------
Payments:
   Losses and loss adjustment expenses attributable
      to insured events of the current year                  21,408          17,931      13,054
   Losses and loss adjustment expenses attributable
      to insured events of prior years                       27,586          23,300      15,586
                                                           ---------      ----------   ---------
Total payments                                               48,994          41,231      28,640
                                                           ---------      ----------   ---------
Reserves for unpaid losses and loss adjustment expenses,
   at end of year                                          $ 84,566        $ 70,728     $ 60,139
                                                          ==========      ==========  ===========


    The Company has experienced adverse development of gross reserves of $916,000, $3.7 million and $3.4 million in 1997, 1996 and 1995, respectively, for prior years' insured events. The net reserves had unfavorable development of $341,000 for 1997 and favorable development of $804,000 and $1.7 million in 1996 and 1995, respectively. The unfavorable development on the gross reserves occurred primarily on the gross reserves held as of December 31, 1993, which deficiency is ceded to the Company's reinsurers. The unfavorable development on the net reserves in 1997 was primarily due to the personal auto line. The establishment of reserves is an inherently subjective process and, therefore, the historical gross or net redundancies or deficiencies are not indicative of the likelihood or amount of future redundancies or deficiencies.


    The following table represents the development of unpaid loss and loss adjustment expense reserves during the ten years ended December 31, 1996. The top of the table reflects the ten year development of the Company's reserves net of reinsurance. The bottom of the table reconciles 1997, 1996, 1995, 1994, 1993, and 1992 ending reserves to the gross reserves in the Company's consolidated financial statements. Prior to 1992, the Company developed its reserves on a net of reinsurance basis and restatement for those prior years is not presented. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available about the frequency and severity of claims.


                                 1987     1988     1989     1990     1991     1992      1993    1994     1995      1996       1997

Reserves for unpaid losses and  $18,618  $21,741  $25,391  $25,352  $25,681  $26,110  $26,830  $35,307  $46,512    $55,656   $68,863
     loss adjustment expenses,
     as stated

a.  Net cumulative paid as of
     1 year later                $4,641   $4,911   $8,655   $6,929   $6,605   $7,381   $6,852  $12,383  $17,208    $23,660
     2 years later                6,995   10,743   13,361   11,610   10,988   11,127   13,127   20,617   29,612
     3 years later               11,728   14,132   16,952   14,667   13,325   15,546   18,656   27,266
     4 years later               14,127   15,823   19,050   16,341   16,417   19,253   22,254
     5 years later               15,209   17,074   20,359   18,363   19,283   21,503
     6 years later               16,023   17,405   21,866   20,214   20,872
     7 years later               16,219   18,303   23,383   21,470
     8 years later               16,636   19,248   24,476
     9 years later               17,157   20,133
     10 years later              17,788

b.  Reserves re-estimated as
      of end of year
     1 year later               $18,483  $21,036  $25,128  $23,468  $23,228  $24,478  $23,897  $33,601   $45,708   $55,997
     2 years later               18,054   21,396   24,329   22,658   22,383   21,945   23,489   34,281    47,225
     3 years later               18,370   20,570   23,923   22,252   20,471   22,032   24,558   36,453
     4 years later               17,739   20,206   23,615   21,465   20,819   22,767   26,335
     5 years later               17,552   19,822   23,639   21,469   21,726   23,935
     6 years later               17,342   19,499   24,021   21,990   22,550
     7 years later               17,488   19,621   24,683   22,609
     8 years later               17,432   20,222   25,379
     9 years later               17,932   20,829
     10 years later              18,374

Net cumulative redundancy          $244     $912      $12   $2,743   $3,131   $2,175     $495 ($1,146)    ($713)    ($341)
     (deficiency)
Gross liability for unpaid
     losses and loss adjustment
     expenses, as stated                                                     $31,703  $33,314  $44,796    $60,139  $70,728   $84,566
Reinsurance recoverable                                                        5,593    6,484    9,489     13,627   15,072    15,703
Net liability for unpaid losses
     and loss adjustment
     expenses, as stated                                                     $26,110  $26,830  $35,307    $46,512  $55,656   $68,863

Gross liability re-estimated -
     1 year later                                                            $30,609  $32,796  $48,173    $63,884  $71,644
Reinsurance recoverable
     Net Liability re-estimated                                                6,131    8,899   14,572     18,176   15,647
     1 year later                                                            $24,478  $23,897  $33,601    $45,708  $55,997
                                -------   -------  -------  ------  ------- --------  -------  -------    -------  --------  -------



Gross liability re-estimated
     - 2 years later                                                         $30,390  $36,243  $53,009    $66,405
Reinsurance recoverable
     re-estimated                                                              8,445   12,754   18,728     19,180
Net liability re-estimated
      - 2 years later                                                        $21,945  $23,489  $34,281     47,225
                                -------   -------  -------  ------  ------- --------  -------  -------    --------   -------  ------

Gross liability re-estimated
     - 3 years later                                                         $33,992  $41,600  $56,042
Reinsurance recoverable
     re-estimated                                                             11,960   17,042   19,589
Net liability re-estimated
     - 3 years later                                                         $22,032  $24,558   36,453
                               --------   -------  -------  ------  ------- --------  -------  -------    --------   -------  ------

Gross liability re-estimated
     - 4 years later                                                         $38,165  $43,824
Reinsurance recoverable
     re-estimated                                                             15,398   17,489
Net liability re-estimated
      - 4 years later                                                        $22,767  $26,335
                                --------   -------  -------  ------  ------- --------  -------  -------    --------   -------  -----

Gross liability re-estimate
     - 5 years later                                                         $39,956
Reinsurance recoverable
     re-estimated                                                             16,021
Net liability re-estimated
      -5 years later                                                         $23,935
                                --------   -------  -------  ------  ------- --------  -------  -------    --------   -------  -----
Gross cumulative deficiency                                                  ($8,253) ($10,510) ($11,246)  ($6,266)   ($916)

a. Net cumulative paid "as of" equals the amounts of paid losses and loss adjustment expenses subsequent to the year in which the original reserves were established.
b. Reserves re-estimated "as of" equals the amounts of unpaid losses and loss adjustment expenses which the company would have originally established based on experience as of the end of each succeeding year. These amounts were calculated as the sum of the cumulative paid amounts described described in (a.) above plus the amounts of unpaid losses and loss adjustment expenses reevaluated at the end of each succeeding year end.

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


                                               Year ended December 31,
                                         ---------------------------------------
                                             1997         1996          1995
                                         -----------   ----------   ------------
The Company:
SAP Basis
Loss and loss adjustment expense ratio       63.0%         62.7%        62.6%
Expense ratio                                32.3          31.6         30.4
                                         ===========   ==========   ============
Combined ratio                               95.3%         94.3%        93.0%
                                         ===========   ==========   ============


                                               Year ended December 31,
                                         ---------------------------------------
                                              1997         1996          1995
                                         -----------   ----------   ------------
Property and casualty insurance industry (1):
SAP Basis
Loss and loss adjustment expense ratio        73.4%         78.6%        78.9%
Expense ratio                                 26.6          26.2         26.1
Dividend ratio                                 1.1           1.1          1.4
                                         ===========   ==========   ============
Combined ratio                               101.1%        105.9%       106.4%
                                         ===========   ==========   ============

(1) Source: Industry Estimate for the first nine months of 1997, Best Week, P/C Supplement, December 29, 1997 edition, including dividend ratios. 1996 and 1995, Best Aggregates & Averages - P/C.


(h) Reinsurance

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

    In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company's policy is to use only reinsurers that have an A.M. Best rating of "A (Excellent)" or better and that have at least $250 million in policyholder surplus.

    The Company's current treaty reinsurance is with General Re, which is rated "A++ (Superior)" by A.M. Best. Since January 1995, the Company has maintained net retention limits of $500,000 (including indemnity and/or loss adjustment expense) for casualty insurance and $200,000 for property insurance, with a combined Company retention for any one loss resulting from a common occurrence involving both the property and casualty coverage on a single risk of $500,000. Effective January 1, 1998, the Company increased its retention for property insurance to $300,000 from $200,000 per risk. The retention for casualty risk for 1998 remained the same. The Company also maintains casualty contingent excess coverage with General Re, which covers exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits (such as bad faith and errors and omissions) and liability actions brought by two or more of the Company's insureds against each other resulting from the same occurrence.

    The Company is covered for catastrophe losses by a consortium of reinsurers for 1998 such as General Re and Lloyds of London and other "A" rated or better reinsurers. Under the terms of the agreement, the Company retains the first $2 million of losses and the consortium reinsures 95.0% of the next $23 million, with the Company retaining 5.0% of each of the layers within the $21 million.

    The Company may write individual risks with limits greater than the treaty limits on a per policy basis by using facultative reinsurance. The facultative reinsurers must also meet Penn-America's reinsurer guidelines.


The following table reflects the amount of premiums written and ceded under reinsurance treaties:

                                           Year ended December 31,
                                    -----------------------------------------
                                       1997           1996          1995
                                       ----           ----          ----
                                                 (in thousands)

Gross written premiums              $ 104,694      $ 80,496       $ 66,953
Ceded written premiums                  8,133         7,027          5,667


(i) Investments

The Company's investment policy seeks to maximize investment income consistent with the overriding objective of maintaining liquidity and minimizing risk. Approximately 84.4% of the Company's investment portfolio as of December 31, 1997 consisted of investment-grade fixed income securities and short-term investments. Approximately 98.5% of the Company's fixed income securities as of December 31, 1997 were rated "A-" or better by Standard & Poor's or an equivalent rating by Moody's. As of December 31, 1997, the Company's fixed maturity investments had an average duration of 3.01 years. Publicly traded equity securities, the majority of which consisted of preferred stocks, represented 15.6% of the Company's investment portfolio as of December 31, 1997.

    As of December 31, 1997, the Company's investment portfolio contained $38.4 million (21.8%) of mortgage-backed and asset-backed securities. All of these securities are "AAA"-rated securities issued by government and government-related agencies, are publicly traded, and have market values obtained from an external pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Although the Company is permitted to invest in other derivative financial instruments, real estate mortgages and real estate, the Company does not participate in these markets and does not have any such investments in its investment portfolio.

    The Company's investment portfolio is under the direction of the Board of Directors of Penn-America acting through its Investment Committee (consisting of Irvin Saltzman, Chairman, Jon Saltzman and Robert Lear). The Investment Committee establishes and monitors the Company's investment policies, which are intended to maximize after-tax income while maintaining a high level of quality and liquidity in its portfolio for insurance operations. All investment transactions must receive approval from the Chairman of the Investment Committee prior to their initiation by the Company's outside investment advisors.

    In April 1997, the Company retained General Re, New England Asset Management ("NEAM"), to manage the fixed income portfolio. The Investment Committee retains Carl Domino Associates, L.P. ("CDA"), a registered investment advisor, to recommend purchases and sales for the equity portfolio.

The following table shows the classifications of the Company's investments at December 31, 1997:

                                                                           Amount
                                                                         reflected
                                                          Fair           on balance        Percent of
                                                          value             sheet            total
                                                     --------------   ----------------    -------------
                                                                         (In thousands)
Fixed maturities:
    Available for sale
      U.S. Treasury securities and obligations of
         U.S. government agencies                      $ 22,831           $ 22,831              13.0%
      Corporate securities                               30,537             30,537              17.4
      Mortgage-backed securities                         11,792             11,792               6.7
      Other structured securities                        18,694             18,694              10.6
      Public utilities                                    6,125              6,125               3.5
                                                      ----------           --------          --------
      Total available for sale                           89,979             89,979              51.2
                                                      ----------           --------          --------

    Held to maturity
      U.S. Treasury securities and obligations of
         U.S. government agencies                        21,535             21,466              12.2
      Corporate securities                               11,326             11,284               6.4
      Mortgage-backed securities                          7,965              7,901               4.5
      Public utilities                                    6,058              6,041               3.5
      Other securities                                      150                150               0.1
                                                        ---------          --------           -------
      Total held to maturity                             47,034             46,842              26.7
                                                        ---------         ---------           -------
Total fixed maturities                                  137,013            136,821              77.9
                                                        ---------         ---------           -------

Equity investments:
      Common stock                                        6,435              6,435               3.7
      Preferred stock                                    20,945             20,945              11.9
                                                        -------           ---------            ------
      Total equity investments                           27,380             27,380              15.6
                                                        --------          ---------           -------

Short-term investments                                   11,455             11,455               6.5
                                                       =========          =========            =======
      Total investments                                $ 175,848          $ 175,656             100.0%
                                                       =========          =========            =======

                                             Page 14

The following table sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1997:

                                                           Amortized      Percentage      Cumulative
                                                              Cost       of portfolio     percentage
                                                         -----------------------------------------------
                                                                        (in thousands)
                      Ratings (1)
------------------------------------------
AAA (including U.S. government obligations)                $ 83,449          61.3%            61.3%
AA                                                           14,765          10.9             72.2
A                                                            35,810          26.3             98.5
BBB                                                           2,003           1.5            100.0
                                                         -----------------------------------------------
                                             Total        $ 136,027         100.0%           100.0%
                                                         ===============================================


(1) Ratings are assigned primarily by Standard & Poor's with the remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.



    The following table sets forth investment results of the Company for each of the years in the three years ended December 31, 1997:

                                         1997            1996          1995
                                                    (in thousands)

Interest on fixed maturities           $ 7,506        $ 6,108        $ 4,615
Dividends on equity securities           1,123            691            533
Interest on short-term
    investments and cash                   852            380            291
Other                                       42             61             42
                                   -------------------------------------------
Total investment income                  9,523          7,240          5,481
Investment expense                        (305)          (535)          (414)
                                   -------------------------------------------
Net investment income                    9,218        $ 6,705        $ 5,067
                                   ===========================================

(j) Competition

    The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region and offering in some cases only a single product. The Company competes with a significant number of these insurers in attracting quality general agents and in selling insurance products. Many of the Company's existing or potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. In commercial lines, the Company competes with excess and surplus lines and specialty admitted insurers including Scottsdale Insurance Company (part of Nationwide Mutual Insurance
Company), Essex Insurance Company (Markel Corporation), Nautilus Insurance Company (W.R. Berkley Corporation), Acceptance Insurance Company and Western World Insurance Company. The Company competes in nonstandard personal automobile lines with, among others, Viking Insurance Company (Orion Capital), Financial Indemnity Company (Unitrin, Inc.), Essex Insurance Company and Five Star Insurance Company.

The Company also competes with new forms of insurance organizations (such as risk retention groups) and alternative self-insurance mechanisms. The Company believes that in order to be successful in its market, it must be aware of pricing cycles, must be able to minimize the impact of such cycles through tight expense control and superior customer service and must continually identify profitable opportunities. Other competitive factors include ratings by A.M. Best, pricing and admitted versus excess and surplus lines status in a given state.

(k) Regulation

    General. The Company is subject to regulation under the insurance statutes and regulations, including insurance holding company statutes, of the various states in which it does business. These statutes are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders, and they relate to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. All insurance companies must file annual statements with certain state regulatory agencies and are subject to regular and special financial examinations by those agencies. The last regulatory financial examination of Penn-America was completed by the Pennsylvania Insurance Department in 1995, covering the five-year period ended December 31, 1994.

     Since 1993, Penn-America has maintained an "A (Excellent)" rating from A.M. Best company, Inc.("A.M. Best"), which rating was reaffirmed by A.M. Best on May 27, 1997. A.M.Best's ratings are based upon factors of concern to policyholders, including financial condition and solvency, and are not directed to the protection of investors.

    Penn-America is licensed as an admitted insurer in 27 states and is an approved non-admitted (excess and surplus lines) insurer in the other 23 states and the District of Columbia as of December 31, 1997. All insurance is written through licensed agents and brokers. In states in which the Company operates on a non-admitted basis, general agents and their retail insurance brokers generally are required to certify that a certain number of licensed admitted insurers will not write a particular risk prior to placing that risk with the Company.

    Insurance Holding Company Laws. Pennsylvania, Penn-America's state of domicile, has laws governing insurers and insurance holding companies. The Pennsylvania statutes generally require insurers and insurance holding companies to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Under the statutes, a person must generally obtain the Pennsylvania Insurance Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of PAGI, Penn-America or Penn-Star. The insurance department's determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition would be reduced. All transactions within a holding company's group affecting an insurer must be fair and reasonable, and the insurer's policyholders' surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company group.

    Dividend Restrictions. As an insurance holding company, PAGI is primarily dependent on dividends and other permitted payments from Penn-America to provide cash for the payment of any cash dividends to its stockholders. The payment of dividends to PAGI by Penn-America and to Penn-America by Penn-Star are subject to state regulations, primarily the insurance laws of Pennsylvania. Generally, these laws provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of 100% of its statutory net income for the most recent calendar year or 10% of its statutory policyholders' surplus as of the preceding year end. The maximum annual dividends payable by Penn-America without prior approval in 1998 is approximately $9.5 million. Penn-America paid a dividend of approximately $1.6 million to PAGI in 1997. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted.

    Insurance Guaranty Funds. Under insolvency or guarantee laws in states in which Penn-America is licensed as an admitted insurer and in New Jersey, organizations have been established (often referred to as guaranty funds) with the authority to assess admitted insurers up to prescribed limits for the claims of policyholders insured by insolvent, admitted insurance companies. Surplus lines insurance companies are generally not subject to such assessments, but neither are their policyholders eligible to file claims against the guaranty funds, except in New Jersey.

    Additional Legislation or Regulations. New regulations and legislation are proposed from time to time to limit damage awards, to bring the industry under regulation by the federal government, to control premiums, policy terminations and other policy terms, and to impose new taxes and assessments. Difficulties with insurance availability and affordability have increased legislative activity at both the federal and state levels. Some state legislatures and regulatory agencies have enacted measures, particularly in personal lines, to limit midterm cancellations by insurers and require advance notice of renewal intentions. In addition, Congress is investigating possible avenues for federal regulation of the insurance industry.


 (l) Employees

The Company has approximately 105 employees. The Chairman of the Board of Directors of the Company and certain Directors devote a portion of their time to the management of Penn Independent, the Company's largest stockholder. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.


ITEM 2.              PROPERTIES

The Company leases approximately 22,000 square feet in an office building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement which expires on June 30, 2000, and provides for an annual rental payment of approximately $260,000, which amount is considered by the Company to be at fair market value.

ITEM 3.             LEGAL PROCEEDINGS

    The Company is subject to routine legal proceedings in the normal course of operating its insurance business. The Company is not involved in any legal proceedings which reasonably could be expected to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 1997 to a vote of holders of the Company's Common Stock.
                                     Page 18

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

    The "Market for Common Stock and Related Security Holder Matters" section on page 28 of the Company's annual report to stockholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 6.           SELECTED FINANCIAL DATA

    The "Selected Consolidated Financial Data" section on page 8 of the Company's Annual Report to stockholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section on pages 9 to 15 of the Company's Annual Report to stockholders for the year ended December 31, 1997, which is included as Exhibit
(13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements on pages 16 to 27 of the Company's Annual Report to stockholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                                     Page 19

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Director's information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

    Executive Officers of the Registrant as of March 10, 1998 are as follows:

Irvin Saltzman               75    Chairman of the Board of Directors of PAGI
                                   and Penn-America

Jon S. Saltzman              40    President and Chief Executive Officer of PAGI
                                   and Penn-America, and Director

Rosemary R. Ferrero, CPA     42    Vice President - Finance,  Secretary and
                                   Treasurer of PAGI, Vice President, Secretary and Chief Financial Officer of Penn-America

John M. DiBiasi, CPCU        43    Executive Vice President, Underwriting and
                                   Marketing of Penn-America



Mr. Irvin Saltzman is the founder of Penn-America and of Penn Independent, and for more than six years was the Chief Executive Officer and Chairman of the boards of directors of both corporations. Mr. Saltzman has been Chairman of the Board of Directors of the Company since its formation in July 1993. Mr.Saltzman has been active in the insurance industry since 1947. See "Principal and Selling Stockholders" and "Certain Relationships and Related Party Transactions."

    Mr. Jon S. Saltzman has been President and Chief Executive Officer of PAGI since its formation in July 1993. He has been President and Chief Executive Officer of Penn-America since June 1993. Mr. Saltzman was President and Chief Operating Officer of Penn-America from June 1989 until June 1993, and was Vice President, Marketing of Penn-America from January 1986 until June 1988. Mr. Saltzman is Mr. Irvin Saltzman's son.

    Ms. Rosemary R. Ferrero has been Vice President-Finance, Chief Financial Officer, Treasurer of PAGI since May 1995 and Secretary since February 1997. She has been Vice President and Chief Financial Officer of Penn-America since May 1994. From 1977 until joining Penn-America in 1994, Ms. Ferrero was a Senior Financial Services Manager at Coopers & Lybrand, LLP.

    Mr. John M. DiBiasi has been Executive Vice President--Underwriting and Marketing since May 1994 and Vice President--Underwriting and Marketing of Penn-America since January 1989. From January 1988 until January 1989 he was Manager-Marketing Research and Product Development of Penn-America. From 1983 until joining Penn-America in 1988, Mr. DiBiasi was Senior Manager, Commercial Lines of American Reliance Insurance Companies, of Lawrenceville, New Jersey. Mr. DiBiasi was employed by ISO from 1977 to 1983.


ITEM 11.          EXECUTIVE COMPENSATION

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.
                                     Page 21

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K


(a)  The  following  consolidated  financial  statements,   financial  statement
schedules and exhibits are filed as part of this report:

    1.  Consolidated Financial Statements
                                                                           Page*
                                                                          ------

Consolidated Balance Sheets at December 31, 1997 and 1996                   16
Consolidated Statements of Earnings for the years ended
December 31, 1997, 1996, and 1995                                           17
Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1997,                                          18
1996 and 1995
Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996, and 1995                                           19
Notes to Consolidated Financial Statements                                20-26
Independent Auditors' Report                                                27

    The following consolidated financial statement schedules for the years 1997, 1996 and 1995 are submitted herewith:

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


* Refers to the respective page of Penn-America Group's 1997 Annual Report to Stockholders attached as Exhibit(13). The Consolidated Financial Statements and Independent Auditors' Report on pages 16 to 27 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5,6,7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the the Securities and Exchange Act of 1934.

3.  Exhibits

Exhibit No.    Description

3.1 Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No.33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

3.2            Bylaws of the Registrant. Incorporated by  reference  to  Exhibit
               3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.2           Agency    Agreement  between  Penn-America   Insurance    Company
               ("Penn-America")and Carnegie General Agency. Incorporated  by
               reference  to Exhibit  10.2 to   the  Registrant's   Registration
               Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.2(a)        Amended Carnegie Agreement, effective March 1, 1998.

10.3           1993  Casualty  Excess  of   Loss   Reinsurance  Agreement  with
               National Reinsurance  Corporation.   Incorporated   by  reference
               to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.3(i) Endorsement Nos.4 through 6 (Termination Endorsement) to Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the the Securities and Exchange Commission.

10.4 1993 Underlying Homeowners and Dwelling Fire Property Per Risk Excess of Loss Reinsurance (Run-off Business) Agreement with National Reinsurance Corporation. Incorporated by referenc e to
               Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.5 1993 Property Per Risk Excess of Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No.33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.5(i) Endorsement No.3 to Property Per Risk of Excess Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

Exhibit No.    Description

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

10.7(i) Amendment, effective January 1, 1995, to August 20,1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

10.7(ii) Amendments dated January 1, 1996 and March 1, 1996, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the SEC.

10.7(iii)      Amendment  dated  March 1, 1997  to  August 20,  1993  Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

Exhibit No.    Description

10.9 Restated Investment Advisory Agreement effective July 1, 1990 between Penn-America and Carl Domino Associates, L.P. Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.9(i) Amended Investment Advisory Agreement effective September 1, 1997 between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P.

10.9(ii)       Agreement dated April 15, 1997, between and among General Re,
               New  England   Asset  Management,  Inc.,  Penn-America,  and  its
               subsidiary, Penn-Star.

* 10.10        1993 Stock Incentive Plan. Incorporated by reference  to  Exhibit
               10.10 to Amendment No. 4 to the Registrant's Registration Statement Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on September 29, 1993.

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

10.13(i) Amendment No.1 dated November 30, 1995, to Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America. Filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

10.14 1995 Multiple Line Excess of Loss (Casualty and Property) Reinsurance Agreement with National Reinsurance Corporation. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.


* Constitutes a compensatory plan arrangementrequired to be filed as an exhibit to form.
                                    Page 25

Exhibit No.    Description

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

 10.14(iii)    1996 Property & Liability  Reinsurance  Agreement with General Re
               Corporation effective May 1, 1996.  Filed  with the  Registrant's
               Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

 10.15 1995 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.15(i) 1996 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers. Filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

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

10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996. Filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been file with the Securities and Exchange Commission.

13.            1997 Annual Report to Shareholders.

21. As of December 31, 1997, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

23.            Independent Auditor's Consent and Report on Schedules.

Exhibit No.    Description

28.1 Loan and Security Agreement, Term Note and Stock Pledge Agreement dated December 20, 1995 between Registrant and PNC Bank (successor to Midlantic Bank, N.A). Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1995 which has been filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.
                                    Page 27

                            PENN-AMERICA GROUP, INC.
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                                 (in thousands)


                                                               December 31, 1997

                                                       Amortized               Amount shown on
                                                         Cost       Fair Value   Balance Sheet
Fixed maturities:

Available for sale
      U.S. treasury securities and obligations of
        U.S. government agencies                       $ 22,730      $ 22,831       $ 22,831
      Corporate securities                               30,053        30,537         30,537
      Mortgage-backed securities                         11,751        11,792         11,792
      Other structured securities                        18,602        18,694         18,694
      Public utilities                                    6,049         6,125          6,125
                                                       ----------     ---------     ----------
      Total available for sale                           89,185        89,979         89,979
                                                       ----------     ---------     ----------

Held to maturity
      U.S. treasury securities and obligations of
        U.S. government agencies                       $ 21,466      $ 21,535       $ 21,466
      Corporate securities                               11,284        11,326         11,284
      Mortgage-backed securities                          7,901         7,965          7,901
      Public utilities                                    6,041         6,058          6,041
      Other securities                                      150           150            150
                                                        ---------     ---------     ---------
      Total held to maturity                             46,842        47,034         46,842
                                                        ---------     ---------     ---------
     Total fixed maturities                             136,027       137,013        136,821
                                                        ---------     ---------     ---------

Equity investments:
      Common stocks                                       4,902         6,434          6,434
      Preferred stocks                                   20,760        20,946         20,946
                                                       ---------      --------       --------
      Total equity investments                           25,662        27,380         27,380
                                                       ---------      ---------      --------

Short term investments:                                  11,455        11,455         11,455
                                                        --------      ---------      -------
      Total investments                               $ 173,144     $ 175,848      $ 175,656
                                                      ==========    ==========     ==========

                            PENN-AMERICA GROUP, INC.
         Schedule II--Condensed Financial Information of Parent Company
                            Condensed Balance Sheets
                        (in thousands except share data)


                                                                             December 31,
                                                                      1997                 1996
ASSETS
     Cash                                                              $ 1,516              $ 369
     Investment in subsidiary, equity method                            95,390             50,669
     Other assets                                                          594                514
                                                                      =========           =========
           Total assets                                               $ 97,500            $ 51,552
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                              $ 193               $ 215
     Note payable, bank                                                  ---                9,000
                                                                     ----------           ---------
            Total liabilities                                             193               9,215
                                                                     ----------           ---------

Stockholders' equity:
     Preferred stock, $ .01 par value; authorized 2,000,000 shares;
         none issued
     Common stock, $.01 par value;  authorized 20,000,000 shares in 1997 and 10,000,000 shares in 1996; issued and
         outstanding 1997; 9,883,384 and 1996; 6,676,131 shares,
         respectively                                                      99                   67
     Additional paid-in capital                                        68,221               21,844
     Unrealized investment gains, net                                   1,649                  993
     Retained earnings                                                 27,849               19,533
                                                                   ------------          ----------
                                                                       97,818               42,437
     Unearned compensation from restricted stock awards                  (511)                (100)
                                                                   ------------         -----------
         Total stockholders' equity                                    97,307               42,337
                                                                   ------------         -----------
         Total liabilities and stockholders' equity                  $ 97,500             $ 51,522
                                                                   ===========          ===========

                            PENN-AMERICA GROUP, INC.
         Schedule II--Condensed Financial Information of Parent Company
                        Condensed Statements of Earnings
                      (in thousands except per share data)
              (per share data adjusted for the adoption of FASB 128
              and restated for 3-for-2 stock split in January,1997)

                                                  Year ended December 31,
                                             1997          1996         1995
                                         -----------   ---------- --------------
Dividend income                            $ 1,555      $ 3,258       $ 1,300
Other                                          122           10          ---
Operating expenses                          (1,636)      (1,653)       (1,121)
Income tax benefit                             539          552           380
                                         -----------   -----------  ------------
Income before equity in undistributed
     net income of subsidiary                  580        2,167           559
Equity in undistributed net earnings
     of subsidiary                           9,065        4,826         5,467
                                         -----------   -----------  ------------

Net earnings                               $ 9,645      $ 6,993       $ 6,026
                                         ===========   ===========  ============

Net earnings per share
    Basic                                  $ 1.19       $ 1.05         $ 0.91
    Diluted                                $ 1.17       $ 1.04         $ 0.91
Weighted average number of shares used
    in calculating per share data
    Basic                                   8,126        6,663          6,645
    Diluted                                 8,228        6,743          6,655

Cash dividends per share                   $ 0.16       $ 0.11         $ 0.06
                                         ===========   ===========  ============

                            PENN-AMERICA GROUP, INC.
         Schedule II - Condensed Financial Information of Parent Company
                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                        Year ended
                                                                         December 31,
                                                                    1997      1996       1995
Cash flows from operating activities:
     Net earnings                                                $ 9,645    $6,993    $ 6,026
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
     Equity in undistributed net earnings of subsidiary           (9,065)   (4,826)    (5,467)
     Increase (decrease) in :
         Accounts payable and accrued expenses                       (22)      (54)        30
         Other, net                                                 (200)     (352)      (129)
         Amortization                                                221       133         83
                                                                 --------    -------    -------
          Net cash provided by operating activities                  579     1,894        543
                                                                 --------    -------    -------

Cash flows from financing activities:
     Repayment of note payable, bank                              (9,000)    (1,000)     (1,000)
     Proceeds of note payable, bank                                 ---        ---       10,000
     Issuance of common stock (net of expense)                    45,897        259         ---
     Repayment of note payable, affiliate                           ---        (150)       (200)
     Equity contributions to subsidiary                          (35,000)       ---      (9,000)
     Dividends paid                                               (1,329)      (711)       (398)
                                                                 --------    --------   ---------
            Net cash provided (used) by financing activities         568      (1,602)      (598)
                                                                 --------    --------   ---------

Increase (decrease) in cash                                        1,147         292        (55)

Cash, beginning of period                                            369          77         132

                                                                 =========   =========   =========
Cash, end of period                                              $ 1,516       $ 369        $ 77
                                                                 =========   =========   =========

                            PENN-AMERICA GROUP, INC.
               Schedule III - Supplementary Insurance Information
                    Years Ended December 31, 1997, 1996, 1995
                                 (in thousands)

                                      Liability                                               Amortization
                                     for Unpaid                                                    of
                         Deferred    Losses and                                      Losses     Deferred
                          Policy        Loss                               Net      and Loss     Policy         Other
                        Acquisition  Adjustment  Unearned   Earned     Investment  Adjustment  Acquisition  Underwriting    Premiums
                           Costs     Expenses    Premiums  Premiums      Income    Expenses       Costs      Expenses        Written
Year Ended:
    December 31, 1997     $8,563     $84,566    $36,173     $91,649      $9,218    $57,728      $24,984       $5,840        $96,561
    December 31, 1996      7,231      70,728     30,865      69,081       6,705     43,292       17,785        4,349         73,469
    December 31, 1995      5,716      60,139     26,245      57,228       5,067     35,835       14,237        4,356         61,286

                            PENN-AMERICA GROUP, INC.
                            Schedule IV - Reinsurance
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)





                                                                                               Percentage
                                               Ceded to         Assumed                        of Amount
                                                 Other         from Other                    Assumed to Net
                            Gross Amount       Companies       Companies      Net Amount
          1997
Premiums
    Property and
    liability insurance        $ 104,694         $ 8,133             ---       $ 96,561                0
                            ==============   ==============   =============  =============   ===============
             Total
    Premiums                   $ 104,694         $ 8,133             ---       $ 96,561                0
                            ==============   ==============   =============  =============   ===============

          1996
Premiums
    Property and
    liability insurance         $ 80,496         $ 7,027             ---        $73,469                0
                            ==============   ==============   =============  =============   ===============
             Total
    Premiums                    $ 80,496         $ 7,027             ---       $ 73,469                0
                            ==============   ==============   =============  =============   ===============

          1995
Premiums
    Property and
    liability insurance          $66,953         $ 5,667             ---        $61,286                0
                            ==============   ==============   =============  =============   ===============
             Total
    Premiums                    $ 66,953         $ 5,667             ---       $ 61,286                0
                            ==============   ==============   =============  =============   ===============

                            PENN-AMERICA GROUP, INC.
           Schedule VI - Supplemental Insurance Information Concerning
                       Property and Casualty Subsidiaries
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                      Liability                                 Loss and Loss
                                      for Unpaid         Discount            Adjustment Expenses
                                      Losses and          if Any,            (Benefits) Incurred              Paid Losses
                                         Loss            Deducted                 Related to                    and Loss
                                      Adjustment           from           Current          Prior               Adjustment
                                       Expenses          Reserves           Year            Year                Expenses
Year Ended
       December 31, 1997               $ 84,566                          $ 57,387            $ 341              $  44,521
       December 31, 1996                 70,728                            44,096             (804)                34,148
       December 31, 1995                 60,139                            37,541           (1,706)                24,630

                            PENN-AMERICA GROUP, INC.
                           Exhibit II-- Statement re:
                        Computation of Per Share Earnings
                    Years ended December 31, 1997, 1996, 1995
                      (in thousands except per share data)
             (per share data adjusted for the adoption of FASB 128
             and restated for 3 for 2 stock split in January, 1997)

                                                      Year ended December 31,
                                               1997               1996              1995
Basic EPS:

Net earnings                                  $ 9,645            $ 6,993           $ 6,026
                                             -----------        -----------      ------------

Weighted average common shares outstanding      8,126              6,663             6,645
                                             =============      =============     =============
Basic EPS                                       $1.19              $1.05             $0.91
                                             =============      =============     =============

Diluted EPS:

Net Earnings                                    $ 9,645            $ 6,993           $ 6,026
                                                 ----------      ----------         -----------

Weighted average common shares outstanding        8,126              6,663             6,645
Additional shares outstanding after the
    assumed exercise of options by applying
    the treasury stock method                       102                 80                10
                                              -------------     -------------     -------------
Total                                             8,228              6,743             6,655
                                             =============      =============     =============
Diluted EPS                                     $ 1.17              $ 1.04           $ 0.91
                                             =============      =============     =============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Penn-America Group, Inc.

Date:  March   , 1998                By: /s/ Jon S. Saltzman
                                         Jon S. Saltzman,
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman       Chairman of the Board of Directors       March   , 1998
Irvin Saltzman           and Director

/s/ Jon S. Saltzman      President, Chief Executive Officer and   March   , 1998
Jon S. Saltzman          Director (Principal Executive Officer)

/s/ James E. Heerin, Jr. Director                                 March   , 1998
James E. Heerin, Jr.

/s/ Robert A. Lear       Director                                 March   , 1998
Robert A. Lear

/s/ Rosemary R. Ferrero  Vice President-Finance, Secretary and    March   , 1998
Rosemary R. Ferrero      Treasurer (Principal Financial and
                         Accounting Officer)

/s/ Paul Simon           Director                                 March   , 1998
Paul Simon

/s/ Charles Ellman       Director                                 March   , 1998
Charles Ellman

/s/ M. Moshe Porat       Director                                 March   , 1998
M. Moshe Porat

/s/ Jami Saltzman-Levy   Director                                 March   , 1998
Jami Saltzman-Levy

/s/ Thomas Spiro         Director                                 March   , 1998
Thomas Spiro

3.  Exhibits

Exhibit No.    Description

3.1 Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No.33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

3.2            Bylaws of the Registrant. Incorporated by  reference  to  Exhibit
               3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.2           Agency    Agreement  between  Penn-America   Insurance    Company
               ("Penn-America")and Carnegie General Agency. Incorporated  by
               reference  to Exhibit  10.2 to   the  Registrant's   Registration
               Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.2(a)        Amended Carnegie Agreement, effective March 1, 1998.

10.3           1993  Casualty  Excess  of   Loss   Reinsurance  Agreement  with
               National Reinsurance  Corporation.   Incorporated   by  reference
               to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.3(i) Endorsement Nos.4 through 6 (Termination Endorsement) to Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation. Filed with the Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

10.4 1993 Underlying Homeowners and Dwelling Fire Property Per Risk Excess of Loss Reinsurance (Run-off Business) Agreement with National Reinsurance Corporation. Incorporated by referenc e to
               Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.5 1993 Property Per Risk Excess of Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No.33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.5(i) Endorsement No.3 to Property Per Risk of Excess Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

Exhibit No.    Description

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

10.7(i) Amendment, effective January 1, 1995, to August 20,1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

10.7(ii) Amendments dated January 1, 1996 and March 1, 1996, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the SEC.

10.7(iii)      Amendment  dated  March 1, 1997  to  August 20,  1993  Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

Exhibit No.    Description

10.9 Restated Investment Advisory Agreement effective July 1, 1990 between Penn-America and Carl Domino Associates, L.P. Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

10.9(i) Amended Investment Advisory Agreement effective September 1, 1997 between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P.

10.9(ii)       Agreement dated April 15, 1997, between and among General Re,
               New  England   Asset  Management,  Inc.,  Penn-America,  and  its
               subsidiary, Penn-Star.

* 10.10        1993 Stock Incentive Plan. Incorporated by reference  to  Exhibit
               10.10 to Amendment No. 4 to the Registrant's Registration Statement Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on September 29, 1993.

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

10.13(i) Amendment No.1 dated November 30, 1995, to Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America. Filed with the Registrant's Report on form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

10.14 1995 Multiple Line Excess of Loss (Casualty and Property) Reinsurance Agreement with National Reinsurance Corporation. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.


* Constitutes a compensatory plan arrangementrequired to be filed as an exhibit to form.
                                    Page 39

Exhibit No.    Description

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

 10.14(iii)    1996 Property & Liability  Reinsurance  Agreement with General Re
               Corporation effective May 1, 1996. Filed  with  the  Registrant's
               Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

 10.15 1995 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers. Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994 which has been filed with the Securities and Exchange Commission.

 10.15(i) 1996 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers. Filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

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

10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996. Filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

13.            1997 Annual Report to Shareholders.

21. As of December 31, 1997, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

23.            Independent Auditor's Consent and Report on Schedules.

Exhibit No.    Description

28.1 Loan and Security Agreement, Term Note and Stock Pledge Agreement dated December 20, 1995 between Registrant and PNC Bank (successor to Midlantic Bank, N.A). Filed with the Registrant's Report on Form 10-K for the period ending December 31, 1995 which has been filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.
                                    Page 41