Form 10-Q
period 1998-03-31
PENN AMERICA GROUP INC
filed 1998-05-13
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

                         Commission file number 0-22316
                                                -------

                            Penn-America Group, Inc.
                         ----------------------------
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                    23-2731409
 -----------------------------               -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                420 South York Road, Hatboro, Pennsylvania 19040
            -------------------------------------------------------
          (Address of principal executive offices including zip code)

                                  (215)443-3600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At May 13, 1998, 9,921,450 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                     Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - March 31, 1998 and
                December 31, 1997                                           3

         Consolidated Unaudited Statements of Earnings - For the three
                months ended March 31, 1998 and 1997                        4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the three months ended March 31, 1998                   5

         Consolidated Unaudited Statements of Cash Flows -
                For the three months ended March 31, 1998 and 1997          6

         Notes to Unaudited Consolidated Financial Statements               7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  10

Part II - Other Information                                                13

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                      March 31,          December 31,
                                                                         1998                1997
                                                                      -----------         ----------
ASSETS
Investments:
    Fixed Maturities:
      Available for sale, at fair value
     (amortized cost 1998 $99,257; 1997 $89,185)                        $ 99,891             $ 89,979
      Held to maturity, at amortized cost
     (fair value 1998 $39,957; 1997 $47,034)                              39,793               46,842
    Equity securities, at fair value
    (cost 1998 $25,577; 1997 $25,662)                                     28,182               27,380
    Short-term investments, at cost, which approximates fair value         8,001               11,455
                                                                       ----------            ----------
      Total Investments                                                  175,867              175,656
Cash                                                                       5,772                2,163
Receivables:
    Accrued investment income                                              2,144                1,973
    Premiums receivable, net                                              13,197               12,414
    Reinsurance recoverable                                               17,018               16,605
                                                                        ---------            ----------
      Total receivables                                                   32,359               30,992
Prepaid reinsurance premiums                                               2,926                3,065
Deferred policy acquisition costs                                          8,523                8,563
Capital leases                                                             1,839                1,865
Deferred income tax                                                        2,249                2,302
Income taxes recoverable                                                      --                   40
Other assets                                                                 560                  511
                                                                     ============            ==========
      Total assets                                                     $ 230,095            $ 225,157
                                                                     ============            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                            $ 86,195             $ 84,566
  Unearned premiums                                                       35,765               36,173
  Accounts payable and accrued expenses                                    1,554                2,338
  Capitalized lease obligations                                            1,888                1,920
  Income taxes payable                                                     1,285                   --
  Other liabilities                                                        3,331                2,853
                                                                      -----------            ----------
        Total liabilities                                                130,018              127,850
                                                                      -----------            ----------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                               --                   --
  Common stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 1998, 9,901,013 shares and
    1997, 9,883,384 shares                                                    99                   99
  Additional paid-in capital                                              68,409               68,221
  Accumulated other comprehensive income                                   2,106                1,649
  Retained earnings                                                       29,934               27,849
                                                                         --------            ---------
                                                                         100,548               97,818
  Unearned compensation from restricted stock awards                       (471)                (511)
                                                                         --------            ---------
        Total stockholders' equity                                       100,077               97,307
                                                                        ---------            ---------

        Total liabilities and stockholders' equity                     $ 230,095            $ 225,157
                                                                       ==========           ==========

See accompanying notes to unaudited consolidated financial statements.
                                     Page 3

                       PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

                        For the three months ended March
                              31, 1998 and 1997
                      (In thousands, except per share data)

                                                                         Three months ended
                                                                              March 31,
                                                                 ------------------------------
                                                                         1998           1997
                                                                       --------       -------
Revenues:
    Premiums earned                                                     $ 23,035      $ 20,899
    Net investment income                                                  2,775         1,940
    Net realized investment (losses) gains                                  (34)             1
                                                                        --------        -------
      Total revenues                                                      25,776         22,840
                                                                        --------        -------

Losses and expenses:
    Losses and loss adjustment expenses                                   14,291         13,217
    Amortization of deferred policy acquisition costs                      6,370          5,698
    Other underwriting expenses                                            1,394          1,144
    Interest expense                                                          44            192
                                                                        --------         -------
      Total losses and expenses                                           22,099         20,251
                                                                        --------         -------

Earnings before income tax                                                 3,677          2,589

Income tax                                                                 1,097            839
                                                                        --------         --------

Net earnings                                                             $ 2,580         $ 1,750
                                                                        ========         =========

Net earnings per share:
       Basic                                                               $0.26           $0.26
       Dilute                                                              $0.26           $0.26

Weighted average number of shares used in calculating per share data:
      Basic                                                                9,896           6,689
      Diluted                                                             10,009           6,780

Cash dividends per share
                                                                           $0.05           $0.04

See accompanying notes to unaudited consolidated financial statements

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the three months ended March 31, 1998
                        (In thousands except share data )

                                                                                                        Unearned
                                                                                                      Compensation
                                                                              Accumulated                 From
                                                                 Additional     Other                  Restricted
                                                 Common  Stock    Paid-In    Comprehensive  Retained     Stock
                                                 Shares  Amount   Capital      Income       Earnings     Awards             Total
                                               --------- ------  ----------  ------------- ----------  -----------    -------------
                                               9,883,384 $ 99    $ 68,221      $ 1,649      $ 27,849     $ (511)         $ 97,307
Balance at December 31, 1997                                                                               2,580            2,580
Net earnings
Other comprehensive income, net of tax:
      Unrealized gains on investments, net of
       reclassification adjustment                                                               457                          457
                                                                                                                      -------------
Comprehensive income                                                                                                        3,037
                                                                                                                     --------------
Issuance of common stock                          17,629              188                                                     188
Amortization of compensation expense
      from restricted stock                                                                                   40               40
Cash dividends paid                                                                            (495)                         (495)
                                               =========  ======  ========   ============= ==========  ===========    =============
Balance at March 31, 1998                      9,901,013  $ 99    $ 68,409     $ 2,106      $ 29,934     $ (471)         $ 100,077
                                               =========  ======  ========   ============= ==========  ===========    =============

See accompanying notes to unaudited financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the three months ended March 31, 1998 and 1997
                                 (In thousands)

                                                                              Three months ended March 31,
                                                                             ------------------------------
                                                                                1998             1997
                                                                             -----------     -----------
Cash flows from operating activities:
   Net earnings                                                                $ 2,580         $ 1,750
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Amortization and depreciation expense                                      120              85
        Net realized investment losses (gains)                                      34             (1)
        Deferred income tax                                                      (227)            (55)
        Net increase (decrease) in premiums, prepaid reinsurance premiums
           and unearned premiums                                               (1,052)           1,135
        Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                           1,216           3,114
        (Increase) decrease in:
           Accrued investment income                                             (171)           (171)
           Deferred policy acquisition costs                                        39           (495)
           Income tax recoverable                                                   40             249
           Other assets                                                           (80)              37
        Increase (decrease) in:
           Accounts payable and accrued expenses                                 (784)           (782)
           Income taxes payable                                                  1,285             645
           Other liabilities                                                       478             249
                                                                               --------      ----------
              Net cash provided by operating activities                          3,478           5,760
                                                                               --------      ----------

Cash flows from investing activities:
    Purchases of equity securities                                             (7,540)           (316)
    Purchases of fixed maturities available for sale                          (22,250)         (8,000)
    Purchases of fixed maturities held to maturity                                 --          (3,028)
    Proceeds from sales of equity securities                                     7,576             197
    Proceeds from sales and maturities of fixed maturities available for sale   12,134           1,000
    Proceeds from maturities and calls of fixed maturities held to maturity      7,096           1,085
    Change in short-term investments                                             3,454           2,100
                                                                               ---------     ----------
        Net cash provided (used) by investing activities                           470         (6,962)
                                                                               ---------     ----------

Cash flows from financing activities:
    Issuance of common stock                                                       188             243
    Principal payments on capital lease obligations                                (32)           (27)
    Dividends paid                                                                (495)          (268)
                                                                               ----------    ----------
        Net cash used by financing activities                                     (339)           (52)
                                                                               ----------    ----------

Increase (decrease) in cash                                                       3,609        (1,254)
Cash, beginning of period                                                         2,163          2,979
                                                                               ===========   ==========
Cash, end of period                                                             $ 5,772         $1,725
                                                                               ===========   ==========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
      Interest                                                                       44            197

Supplemental non-cash disclosure:
      Cost transfer from available for sale to held to maturity                      --          8,002

See accompanying notes to unaudited financial statements.
                                     Page 6

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

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

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $1.9 million and $1.8 million for the three months ended March 31, 1998 and March 31, 1997, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $1.7 million and $1.8 million for the three months ended March 31, 1998 and March 31, 1997, respectively.

Note 3 - Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income". This statement was implemented retroactively by the Company at March 31, 1998. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Accumulated other comprehensive income of the Company consists solely of net unrealized gains on investment securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

The following are components of other comprehensive income (in thousands):

                                                                                Three months ended
                                                                                   March 31, 1998
                                                       ------------------------------------------------------------
                                                          Before Tax               Tax                Net of Tax
                                                            Amount               Expense                Amount
                                                       -----------------    -------------------     ---------------
Unrealized gains on investments:
    Unrealized holdings gains arising
      during period                                         $ 669                $ (234)                 $ 435
    Add: reclassification adjustment for
      losses realized in net income                            34                   (12)                    22
                                                       =================    ===================     ================
Other comprehensive income                                  $ 703                $ (246)                 $ 457
                                                       =================    ===================     ================

                                                                                Three months ended
                                                                                   March 31, 1997
                                                       ------------------------------------------------------------
                                                          Before Tax               Tax                Net of Tax
                                                            Amount               Benefit                Amount
                                                       -----------------    -------------------     ---------------
Unrealized gains on securities:
    Holdings losses arising
      during period                                        $ (805)                $ 274                 $ (531)
    Less: reclassification adjustment for
      gains realized in net income                             (1)                   --                     (1)
    Plus:  accretion of net loss on fixed
      maturities transferred to held to maturity               11                    (4)                     7
                                                       =================    ===================    ================
Other comprehensive (loss) income                          $ (795)                $ 270                 $ (525)
                                                       =================    ===================     ================


Comprehensive income for the three months ended March 31, 1997 was $1,225,000 and included net income of $1,750,000 and other comprehensive loss, net of tax, of $525,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share computations:

                                                   Three months ended March 31,
                                                   -----------------------------
                                                       1998               1997
                                                  -------------      -----------
Basic EPS:

Net earnings                                         $ 2,580            $ 1,750
                                                  ------------        ----------

Weighted average common shares outstanding             9,896              6,689
                                                  -------------      -----------

Basic EPS                                             $ 0.26             $ 0.26
                                                  ============       ===========


Diluted EPS:

Net Earnings                                         $ 2,580            $ 1,750
                                                  ------------        ----------

Weighted average common shares outstanding             9,896              6,689

Additional shares outstanding after the assumed
    exercise of options by applying the treasury
    stock method                                         113                 91
                                                  -------------      -----------
Total weighted average common shares outstanding      10,009              6,780
                                                  -------------      -----------

Diluted EPS                                          $ 0.26              $ 0.26
                                                  =============      ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Results of Operations

         Gross written premiums increased 2.6% to $24.6 million for the three months ended March 31, 1998 from $24.0 million for the three months ended March 31, 1997. The increase resulted from 19.9% growth in commercial lines gross written premiums to $17.1 million, which was partially offset by a 22.9% decrease in personal auto lines gross written premiums to $7.5 million. The increase in commercial lines gross written premiums was primarily attributable to increased volume. The decrease in personal auto lines gross written premium was due to actions taken by the Company to improve profitability. Specifically, the Company terminated its relationship with one agent and reduced a second agent's insurance automobile writing by one-half. Additionally, the Company's non-standard automobile business grew by more than 100% during the comparable quarter of 1997 because of new legislation in California which increased mandatory coverage in that state.

         The Company is currently planning to write new personal automobile programs in the states of Arizona, North Dakota, Montana, Illinois and Hawaii by the third quarter of 1998. If these new programs are not fully implemented by the beginning of the third quarter of 1998 due to systems or regulatory delays, it may impact the annual growth in automobile premiums and earnings for the year.

         The Company announced that effective May 1, 1998, for new and renewal business, it will increase the commission paid to its agents on commercial business from 20% to 22%. To date, the Company has not felt competitive pressure on commercial premium growth, especially since the first quarter of 1998 showed a 19.9% increase in commercial written premium over the same period in 1997. The Company believes that by increasing its commercial commission rates at this time, its commission structure will remain competitive.

         Net written premiums increased 2.6% to $22.8 million for the three months ended March 31, 1998 from $22.2 million for the three months ended March 31, 1997. During the same periods, net premiums earned increased 10.2% to $23.0 million from $20.9 million. Net premiums earned increased due to the increase in gross written premiums over the past 12 months.

         Net investment income increased 43.0% to $2.8 million for the three months ended March 31, 1998 from $1.9 million for the three months ended March 31, 1997. This increase resulted principally from growth in invested assets funded primarily by the net proceeds from the Company's secondary stock offering in July 1997 and from cash flows from operating activities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (continued)


During the first quarter of 1998, the Company purchased approximately $12.7 million in tax free municipal securities as compared to $649,000 held during the comparable period, March 31, 1997. The tax equivalent investment yield of the fixed maturity portfolio for the three months ended March 31, 1998 was 6.53%, compared to 6.79% for the three months ended March 31, 1997. Net realized investment losses before taxes were $34,000 for the three months ended March 31, 1998, as compared to net realized investment gains before taxes of $1,000 for the three months ended March 31, 1997.

         Losses and loss adjustment expenses increased 8.1% to $14.3 million for the three months ended March 31, 1998, from $13.2 million for the three months ended March 31, 1997, primarily due to an increase in net premiums earned.

         Amortization of deferred policy acquisition costs increased 11.8% to $6.4 million for the three months ended March 31, 1998, from $5.7 million for the three months ended March 31, 1997. The increase was attributable to an increase in net premiums earned.

         Other underwriting expenses increased 21.9% to $1.4 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997.

         The loss ratio decreased to 62.0% for the three months ended March 31, 1998, from 63.2% for the three months ended March 31, 1997. The decrease in the loss ratio for the three months ended March 31, 1998 resulted primarily from a decrease in the personal lines auto physical damage loss ratio to 64.5% from 96.8% a year earlier. The statutory expense ratio increased slightly to 32.8% for the three months ended March 31, 1998, from 32.4% for the three months ended March 31, 1997. The statutory combined ratio decreased to 94.8% for the three months ended March 31, 1998, from 95.6% for the three months ended March 31, 1997.

         As a result of the factors described above, the Company's net income for the three months ended March 31, 1998 increased 47.4% to $2.6 million or $0.26 per share (basic and diluted), from $1.8 million or $0.26 per share (basic and diluted) for the three months ended March 31, 1997.


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

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)



         Net cash provided by operating activities decreased 39.6% to $3.5 million for the three months ended March 31, 1998, from $5.8 million for the three months ended March 31, 1997, primarily due to the reduction in personal lines auto gross written premiums in 1998.

         Net cash provided by investing activities was $470,000 for the three months ended March 31, 1998, compared to net cash used by investing activities of $7.0 million for the three months ended March 31, 1997.

         Net cash used by financing activities was $339,000 for the three months ended March 31, 1997, as compared to $52,000 for the same period in 1997.

         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of March 31, 1998 was approximately 3.0 years.

         The Company's fixed maturity portfolio of $139.7 million was 79.4% of the total investment portfolio as of March 31, 1998. Approximately 99% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $ 28.2 million or 16.0% of total investments as of March 31, 1998.

         As of March 31, 1998, the investment portfolio contained $38.6 million or 22% of mortgage/asset-backed obligations. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations; are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of March 31, 1998.

         The principal source of cash to use for the payment of dividends to PAGI's stockholders is dividends from Penn-America. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania regulatory authorities. The maximum dividend that may be paid in 1998 by Penn-America to PAGI without prior approval of regulatory authorities is $9,531,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

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




                                              Penn-America Group, Inc.




Date: May 13, 1998                         By:/s/ Jon S. Saltzman
     ----------------                           --------------------
       Jon S. Saltzman
        President and
     Chief Executive Officer



                                             By:/s/ Rosemary R. Ferrero
                                                -----------------------
       Rosemary R. Ferrero
      Principal Finance and
       Accounting Officer