Form 10-Q
period 1998-06-30
PENN AMERICA GROUP INC
filed 1998-08-07
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                              -----------------------

                                       OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number      0-22316
                       ---------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                     23-2731409
------------------------------                 -----------------------------
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

At August 7, 1998, 9,834,524 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                    Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - June 30, 1998 and
                December 31, 1997                                           3

         Consolidated Unaudited Statements of Earnings - For the three
                and six months ended June 30, 1998 and 1997                 4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the six months ended June 30, 1998                      5

         Consolidated Unaudited Statements of Cash Flows -
                For the six months ended June 30, 1998 and 1997             6

         Notes to Unaudited Consolidated Financial Statements               7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  10

Part II - Other Information                                                15

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                         June 30,          December 31,
                                                                           1998                1997
                                                                      ----------------     --------------
ASSETS
Investments:
    Fixed Maturities:
      Available for sale, at fair value
     (amortized cost 1998 $112,879; 1997 $89,185)                     $  113,826             $ 89,979
      Held to maturity, at amortized cost
     (fair value 1998 $36,109; 1997 $47,034)                              35,831               46,842
     Equity securities, at fair value
     (cost 1998 $26,024; 1997 $25,662)                                    27,858               27,380
    Short-term investments, at cost, which approximates fair value         2,072               11,455
                                                                      ----------------     --------------
      Total Investments                                                  179,587              175,656
Cash                                                                       5,954                2,163
Receivables:
    Accrued investment income                                              2,182                1,973
    Premiums receivable, net                                              11,916               12,414
    Reinsurance recoverable                                               17,565               16,605
                                                                      ----------------     --------------
      Total receivables                                                   31,663               30,992
Prepaid reinsurance premiums                                               2,842                3,065
Deferred policy acquisition costs                                          8,644                8,563
Capital lease                                                              2,100                1,865
Deferred income taxes                                                      2,525                2,302
Income tax recoverable                                                       306                   40
Other assets                                                                 544                  511
                                                                     ================     ==============
      Total assets                                                     $ 234,165            $ 225,157
                                                                     ================     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                            $ 88,359             $ 84,566
  Unearned premiums                                                       35,844               36,173
  Accounts payable and accrued expenses                                      739                2,338
  Capitalized lease obligations                                            2,142                1,920
  Other liabilities                                                        4,790                2,853
                                                                     ----------------     --------------
        Total liabilities                                                131,874              127,850
                                                                     ----------------     --------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                             --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
     issued and outstanding 1998, 9,921,524 shares and 1997,  9,883,384       99                   99
  Additional paid-in capital                                              68,854               68,221
  Accumulated other comprehensive income                                   1,807                1,649
  Retained earnings                                                       31,963               27,849
                                                                    ----------------     --------------
                                                                         102,723               97,818
  Unearned compensation from restricted stock awards                       (432)                (511)
                                                                    ----------------     --------------
        Total stockholders' equity                                       102,291               97,307
                                                                    ----------------     --------------

        Total liabilities and stockholders' equity                     $ 234,165            $ 225,157
                                                                    ================     ==============


     See accompanying notes to unaudited consolidated financial statements.
                                     Page 3

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

          For the three and six months ended June 30, 1998 and 1997
                    (In thousands, except per share data)


                                                        Three months ended June 30,               Six months ended June 30,
                                                     -------------------------------         --------------------------------
                                                          1998             1997                   1998               1997
                                                     --------------   --------------         --------------     -------------
Revenues:
    Premiums earned                                    $ 22,074         $ 23,034              $ 45,109           $ 43,933
    Net investment income                                 2,749            1,985                 5,524              3,925
    Net realized investment gains                           477              108                   443                109
                                                     --------------   --------------         --------------     -------------
      Total revenues                                     25,300           25,127                51,076             47,967
                                                     --------------   --------------         --------------     -------------

Losses and expenses:
    Losses and loss adjustment expenses                  13,855           14,390                28,146             27,607
    Amortization of deferred policy acquisition costs     6,054            6,274                12,424             11,971
    Other underwriting expenses                           1,779            1,471                 3,173              2,615
    Interest expense                                         45              192                    89                385
                                                     --------------   --------------         --------------     -------------
      Total losses and expenses                          21,733           22,327                43,832             42,578
                                                     --------------   --------------         --------------     -------------

Earnings before income tax                                3,567            2,800                 7,244              5,389

Income tax                                                1,042              781                 2,139              1,620

                                                      ==============   ==============         ==============     =============
Net earnings                                            $ 2,525          $ 2,019               $ 5,105            $ 3,769
                                                      ==============   ==============         ==============     =============

Net earnings per share
         Basic
                                                          $0.25            $0.30                   $0.52             $0.56
         Diluted
                                                          $0.25            $0.30                   $0.51             $0.55

Weighted average number of shares outstanding
         Basic
                                                          9,910            6,748                   9,900             6,719
         Diluted
                                                         10,018            6,833                  10,012             6,800

Cash dividends per share
                                                          $0.05            $0.04                   $0.10             $0.08


     See accompanying notes to unaudited consolidated financial statements
                                     Page 4

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     For the six months ended June 30, 1998
                        (In thousands, except share data)

                                                                                                             Unearned
                                                                                                           Compensation
                                                                               Accumulated                     From
                                                 Common Stock     Additional     Other                      Restricted
                                               ---------------     Paid-In    Comprehensive    Retained       Stock
                                              Shares     Amount    Capital        Income       Earnings       Awards          Total
                                            ---------   --------  ---------   -------------   ---------   --------------   ---------
Balance at December 31, 1997                 9,883,384   $ 99     $ 68,221     $ 1,649         $ 27,849      $ (511)       $ 97,307
Net earnings                                                                                      5,105                       5,105
Other comprehensive income, net of tax:
   Unrealized gains on investments, net of
    reclassification adjustment                                                    158                                          158
                                                                                                                           ---------
Comprehensive income                                                                                                          5,263
                                                                                                                           ---------
Issuance of common stock                        38,140                 633                                                      633
Amortization of compensation expense
   from restricted stock awards                                                                                   79             79
Cash dividends paid                                                                                (991)                       (991)
                                           =========================================================================================
Balance at June 30, 1998                     9,921,524   $ 99     $ 68,854     $ 1,807         $ 31,963       $ (432)     $ 102,291
                                           =========================================================================================


     See accompanying notes to unaudited consolidated financial statements.
                                     Page 5

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                 For the six months ended June 30, 1998 and 1997
                                 (In thousands)

                                                                                           Six months ended June 30,
                                                                                      -------------------------------------
                                                                                           1998                  1997
                                                                                      ---------------       ---------------
Cash flows from operating activities:
    Net earnings                                                                            $ 5,105               $ 3,769
    Adjustments to reconcile net earnings to net cash provided by
      Operating activities:
        Amortization and depreciation expense                                                   296                   163
        Net realized investment gains                                                          (443)                 (109)
        Deferred income tax                                                                    (342)                 (150)
        Net decrease in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                                392                 2,634
        Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                        2,833                 6,047
        (Increase) decrease in:
           Accrued investment income                                                           (209)                 (230)
           Deferred policy acquisition costs                                                    (81)               (1,079)
           Income tax recoverable                                                              (266)                  (55)
           Other assets                                                                         (99)                   28
        Increase (decrease) in:
           Accounts payable and accrued expenses                                             (1,599)                 (503)
           Other liabilities                                                                  1,937                  (149)
                                                                                      ---------------       ---------------
              Net cash provided by operating activities                                       7,524                10,366
                                                                                      ---------------       ---------------

Cash flows from investing activities:
    Purchases of equity securities                                                          (11,739)                 (874)
    Purchases of fixed maturities available for sale                                        (38,891)              (15,988)
    Purchases of fixed maturities held to maturity                                                0                (3,027)
    Proceeds from sales of equity securities                                                 11,790                   943
    Proceeds from sales and maturities of fixed maturities available for sale                15,080                 3,000
    Proceeds from maturities and calls of fixed maturities held to maturity                  11,067                 3,214
    Change in short-term investments                                                          9,383                 3,352
                                                                                      ---------------       ---------------
        Net cash used by investing activities                                                (3,310)               (9,380)
                                                                                      ---------------       ---------------

Cash flows from financing activities:
    Issuance of common stock                                                                    633                   990
    Principal payments on capital lease obligations                                             (65)                  (55)
    Dividends paid                                                                             (991)                 (539)
                                                                                      ---------------       ---------------
        Net cash (used) provided by financing activities                                       (423)                  396
                                                                                      ---------------       ---------------

Increase in cash                                                                              3,791                 1,382
Cash, beginning of period                                                                     2,163                 2,979
                                                                                      ===============       ===============
Cash, end of period                                                                         $ 5,954               $ 4,361
                                                                                      ===============       ===============

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest                                                                             $     89              $    404
      Income tax                                                                              2,748                 1,825
     Supplemental non-cash disclosure:
      Cost of securities transferred from available for sale to held to maturity                 --               $ 8,002
      Capital lease obligation incurred                                                         287                    --

     See accompanying notes to unaudited consolidated financial statements.
                                     Page 6

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PAGI and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately 31.1% of the outstanding common stock of PAGI.

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

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $1.9 million for both the three months ended June 30, 1998 and June 30, 1997. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $1.5 million and $1.9 million for the three months ended June 30, 1998 and June 30, 1997, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $3.8 million and $3.7 million for the six months ended June 30, 1998 and June 30, 1997, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $3.2 million and $3.7 million for the six months ended June 30, 1998 and June 30, 1997, respectively.

Note 3 - Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income". This statement was implemented retroactively by the Company in 1998. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Accumulated other comprehensive income of the Company consists solely of net unrealized gains on investment securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

The following are components of other comprehensive income (in thousands):

                                                                           Six months ended June 30, 1998
                                                       ------------------------------------------------------------
                                                          Before Tax               Tax                Net of Tax
                                                            Amount               Expense                Amount
                                                       -----------------    -------------------     ---------------
Unrealized gains on investments:
    Unrealized holding gains arising
      during period                                         $ 684                $ (236)                 $ 448
    Less: reclassification adjustment for
      gains realized in net income                           (443)                  153                   (290)
                                                       ================= == =================== === ===============
Other comprehensive income                                  $ 241                 $ (83)                 $ 158
                                                       ================= == =================== === ===============



                                                                           Six months ended June 30, 1997
                                                       ------------------------------------------------------------
                                                          Before Tax               Tax                Net of Tax
                                                            Amount               Expense                Amount
                                                       -----------------    -------------------     ---------------
Unrealized gains on investments:
    Unrealized holding gains arising
      during period                                         $ 314                $ (107)                 $ 207
    Less: reclassification adjustment for
      gains realized in net income                           (109)                   37                    (72)
    Plus:  accretion of net loss on fixed
      maturities transferred to held to maturity               29                   (10)                    19
                                                       ================= == =================== === ================
Other comprehensive income                                  $ 234                 $ (80)                 $ 154
                                                       ================= == =================== === ================


Comprehensive income for the three and six months ended June 30, 1997 was $2,698,000 and $3,923,000 and included net income of $2,019,000 and $3,769,000 and other comprehensive income, net of tax, of $679,000 and $154,000, respectively.

Comprehensive income for the three months ended June 30, 1998 was $2,226,000 and included net income of $2,525,000 and other comprehensive loss, net of tax, of $299,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                             Three months ended June 30,                    Six months ended June 30,
                                          -----------------------------------          -------------------------------------
                                              1998                 1997                     1998                  1997
                                              ----                 ----                     ----                  ----
Basic EPS:

Net Earnings                                 $  2,525             $  2,019                $  5,105              $  3,769
                                          --------------       --------------          ---------------       ---------------

Weighted  average common
      shares outstanding                         9,910                6,748                   9,900                 6,719
                                          ==============       ==============          ===============       ===============

Basic EPS                                    $    0.25            $    0.30               $    0.52             $    0.56
                                          ==============       ==============          ===============       ===============

Diluted EPS:

Net Earnings                                 $  2,525             $  2,019                $  5,105              $  3,769
                                          --------------       --------------          ---------------       ---------------

Weighted  average common
      shares outstanding                         9,910                6,748                   9,900                 6,719

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                        108                    85                     112                     81
                                          --------------       --------------          ---------------       ---------------

Total weighted average common
     shares outstanding                        10,018                 6,833                 10,012                  6,800
                                          ==============       ==============          ===============       ===============

Diluted EPS                                  $    0.25            $    0.30               $    0.51             $    0.55
                                          ==============       ==============          ===============       ===============


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Results of Operations

Three Months Ended June 30, 1998 and 1997

         Gross written premiums decreased 12.8% to $24.0 million for the three months ended June 30, 1998, from $27.5 million for the three months ended June 30, 1997. The decrease resulted from a 40.4% decline in personal lines automobile gross written premiums to $5.4 million which is partially offset by a 1.0% increase in commercial lines gross written premiums to $18.6 million. The decrease in personal lines automobile gross written premium was due to actions taken by the Company to improve profitability. Specifically, the Company terminated its relationship with one agent and reduced two agents' personal lines automobile writings by approximately 33.0%. Because of these agency cutbacks, coupled with the slow start-up of new personal lines automobile programs, direct personal lines automobile written premium for 1998 could be approximately 30% less than 1997. Effective July 1, 1998, the Company filed and received from the State of California a 14.2% rate reduction in its non-standard automobile rates. This action was taken in order to remain competitive with the new competition that has entered this marketplace at lower premium rates. California automobile direct written premium represented $3.2 million of the $5.4 million written by the Company for the three months ended June 30, 1998.

         The Company began new personal automobile programs in the states of Arizona, North Dakota and Montana in the second quarter of 1998, and is planning to implement new programs in Illinois and Hawaii during the third quarter of 1998.

         Net written premiums decreased 12.5% to $22.2 million for the three months ended June 30, 1998, from $25.4 million for the three months ended June 30, 1997. During the same periods, net premiums earned decreased 4.2% to $22.1 million, from $23.0 million. Net premiums earned decreased due to the decline in personal lines automobile gross written premiums in 1998.

         Net investment income increased 38.5% to $2.7 million for the three months ended June 30, 1998, from $2.0 million for the three months ended June 30, 1997. This increase resulted principally from growth in invested assets funded primarily by the net proceeds from the Company's secondary stock offering in July 1997, and from cash flows from operating activities.

         During the second quarter of 1998, the Company purchased approximately $13.6 million in tax free municipal securities as compared to $649,000 held during the comparable period, June 30, 1997. The tax equivalent average investment yield of the fixed maturity portfolio for the three months ended June 30, 1998 was 6.63%, compared to 6.86% for the three months ended June 30, 1997. Net realized investment gains before taxes were $477,000 for the three months ended June 30, 1998, as compared to net realized investment gains before taxes of $108,000 for the three months ended June 30, 1997.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)


         Losses and loss adjustment expenses decreased 3.7% to $13.9 million for the three months ended June 30, 1998, from $14.4 million for the three months ended June 30, 1997, primarily due to a decline in net premiums earned.

         Amortization of deferred policy acquisition costs decreased 3.5% to $6.1 million for the three months ended June 30, 1998, from $6.3 million for the three months ended June 30, 1997. The decrease was attributable to a decrease in net premiums earned.

         Other underwriting expenses increased 21% to $1.8 million for the three months ended June 30, 1998, from $1.5 million for the three months ended June 30, 1997. The increase is attributable to expenses related to new programs, and other non-recurring expenses of the holding company.

         The loss ratio increased to 62.8% for the three months ended June 30, 1998, from 62.5% for the three months ended June 30, 1997. The statutory expense ratio increased to 34.1% for the three months ended June 30, 1998, from 31.9% for the three months ended June 30, 1997. The principal causes for the increase in the expense ratio were the 12.5% decline in net premiums written for the quarter ended June 30, 1998 compared to the same quarter in 1997, an increase in the commercial lines commission rate to 22% from 20% effective May 1, 1998, and additional underwriting expenses related to the start-up of new programs. The statutory combined ratio increased to 96.9% for the three months ended June 30, 1998 from 94.4% for the three months ended June 30, 1997.

         As a result of the factors described above, the Company's net income for the three months ended June 30, 1998 increased 25.1% to $2.5 million or $0.25 per share (basic and diluted), from $2.0 million or $0.30 per share (basic and diluted) for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 and 1997

         Gross written premiums decreased 5.6% to $48.6 million for the six months ended June 30, 1998, from $51.5 million for the six months ended June 30, 1997. The decrease resulted from a 31.3% decline in personal lines automobile gross written premiums to $12.9 million, which was partially offset by a 9.1% increase in commercial lines gross written premiums to $35.7 million. The decrease in personal lines automobile gross written premium was due to actions taken by the Company to improve profitability. Specifically, the Company terminated its relationship with one agent and reduced two agents' personal lines automobile writings by approximately 27.0%. California personal lines automobile direct written premium represented $7.6 million of the $12.9 million written by the Company in the first six months of 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)


         Net written premiums decreased 5.5% to $45.0 million for the six months ended June 30, 1998, from $47.6 million for the six months ended June 30, 1997. During the same periods, net premiums earned increased 2.7% to $45.1 million from $43.9 million. Net premiums earned increased despite the decline in direct written premiums in 1998 due to the significant growth in direct written premiums in the third and fourth quarters of 1997.

         Net investment income increased 40.8% to $5.5 million for the six months ended June 30, 1998, from $3.9 million for the six months ended June 30, 1997. This increase resulted principally from growth in invested assets funded primarily by the net proceeds from the Company's secondary stock offering in July 1997, and from the net cash provided by operating activities.

         In 1998, the Company purchased approximately $26.3 million in tax free municipal securities as compared to $649,000 held during the comparable period, June 30, 1997. The tax equivalent average investment yield of the fixed maturity portfolio for the six months ended June 30, 1998 was 6.59%, compared to 6.82% for the six months ended June 30, 1997. Net realized investment gains before taxes were $443,000 for the six months ended June 30, 1998, as compared to net realized investment gains before taxes of $109,000 for the six months ended June 30, 1997.

         Losses and loss adjustment expenses increased 2.0% to $28.1 million for the six months ended June 30, 1998, from $27.6 million for the six months ended June 30, 1997, primarily due to an increase in net premiums earned.

         Amortization of deferred policy acquisition costs increased 3.8% to $12.4 million for the six months ended June 30, 1998, from $12.0 million for the six months ended June 30, 1997. The increase was attributable to an increase in net premiums earned.

         Other underwriting expenses increased 21.4% to $3.2 million for the six months ended June 30, 1998, from $2.6 million for the six months ended June 30, 1997. The increase is attributable to expenses related to new programs, and other non-recurring expenses of the holding company.

         The loss ratio decreased to 62.4% for the six months ended June 30, 1998, from 62.8% for the six months ended June 30, 1997. The statutory expense ratio increased to 33.4% for the six months ended June 30, 1998, from 32.2% for the six months ended June 30, 1997. The statutory combined ratio increased to 95.8% for the six months ended June 30, 1998, from 95.0% for the six months ended June 30, 1997.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (continued)



         As a result of the factors described above, the Company's net income for the six months ended June 30, 1998 increased 35.5% to $5.1 million or $0.52 per share (basic) and $0.51 per share (diluted), from $3.8 million or $0.56 per share (basic) and $0.55 per share (diluted) for the six months ended June 30, 1997.


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

         Net cash provided by operating activities decreased 27.4% to $7.5 million for the six months ended June 30, 1998, from $10.4 million for the six months ended June 30, 1997, primarily due to the reduction in personal lines automobile gross written premiums in 1998.

         Net cash used by investing activities was $3.3 million for the six months ended June 30, 1998, compared to $9.4 million for the six months ended June 30, 1997.

         Net cash used by financing activities was $423,000 for the six months ended June 30, 1997, compared to net cash provided by financing activities of $396,000 for the same period in 1997.

         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of June 30, 1998 was approximately 3.44 years.

         The Company's fixed maturity portfolio of $149.7 million was 83.3% of the total investment portfolio as of June 30, 1998. Approximately 99% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $ 27.9 million or 15.5% of total investments as of June 30, 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)



         As of June 30, 1998, the investment portfolio contained $36.7 million of mortgage/asset-backed obligations which represents 20.4% of the total investments as of June 30, 1998. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of June 30, 1998.

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

         In June of 1998, the Board of Directors of the Company authorized a stock buy-back program of up to 350,000 shares of the Company's stock. Through August 7, 1998, the Company has repurchased 87,000 shares of its stock on the open market and through block trades. The Company's funding source for this program will be through ordinary dividends from its insurance subsidiary, existing cash of the holding company, as well as draws from a its revolving line of credit. On July 17, 1998, the Company signed a commitment letter with First Union National Bank to obtain a revolving credit facility in the principle amount of $25 million, which will be used for general corporate purposes, such as the stock buy-back program.

         The Company also announced that its Common Stock has been approved for listing on the New York Stock Exchange (NYSE). The Company's shares began trading on the NYSE on August 4, 1998 under the symbol "PNG."

         The Company relies on its existing management information systems to operate and monitor all major aspects of the Company's business, including underwriting claims and various financial systems. Additionally, the Company relies, to a lesser extent, on the information systems of its general agents and indirectly those of the producing retail insurance brokers. Any disruption in the operation of the management information systems of the Company, its general agents or their retail insurance brokers, could have a material adverse effect on the Company's business, results of operations or financial condition. Like many computer systems, the

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                   (continued)


Company's systems used two-digit data fields which recognized dates using the assumption that the first two digits are "19" (e.g. the number 97 is recognized as the year 1997). Therefore, the Company's date critical functions relating to the year 2000 and beyond, such as underwriting, claims and financial systems, would have been affected adversely unless changes were made to these computer systems. During 1997, the Company addressed this issue and implemented and tested the revised lines of code in the applicable programs of the Company to be year 2000 compliant.

         Additionally, the Company is instituting company-wide a remediation plan which specifically addresses the implementations of Y2K and our external business relationships with various outside vendors and business relationships such as with our general agents and their retailers. Each department of the Company has been asked to identify key vendors, suppliers and agents with which we have an interdependent, material business relationship. The Company will send a survey to that vendor/supplier/agent to ask them to provide the current status of their Y2K plan, whether they will be compliant, what plans they have in place and the in the event they are not compliant, and if there are any business implications to our Company if they are not compliant in time. Once the results of the surveys have been reviewed, the Company will need to take whatever necessary action to address any and all material non-compliant matters which may affect the ongoing continued operations of the Company and will use its best efforts to ensure it is complaint by the year 2000.

         The Company believes that most of the necessary changes and most of the expenses related to year 2000 have been expensed to date. The amount expensed in 1997 was not significant. Additional expenses may arise in the upcoming years, but management believes that they would not be material.


New Accounting Standards

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established standards for accounting and reporting of derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the effect, if any, of this statement on its financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders -See Attached

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              On June 18, 1998, the Company filed with the Securities and Exchange Commission a Form 8-K which reported that on June 18, 1998, the Company issued a press release reporting the anticipated earnings for the second quarter of 1998 and for the 1998 fiscal year and that the Company's Board of Directors had approved the purchase by the Company of up to 350,000 shares of the Company's common stock over the next 18 months.

PART II, ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS


         The annual meeting of the Shareholders of Penn-America Group, Inc. was held on May 20, 1998 (the "Annual Meeting" or "Meeting"), with the following results:

         The total number of shares represented at the Annual Meeting in person or by proxy was 8,326,591 of the 9,898,013 shares of common stock outstanding and entitled to vote at the meeting.

         On the proposal to elect Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Charles Ellman, Paul Simon and Thomas Spiro as Directors to serve until the 1999 Annual Meeting and until their successors are duly elected and qualified, the nominees for Director received the number of votes set forth opposite their respective names.

                                             Number of Votes


                                      For                    Withheld

Irvin Saltzman                      8,323,841                 2,750
Jon S. Saltzman                     8,323,841                 2,750
James E. Heerin, Jr.                8,323,841                 2,750
Robert A. Lear                      8,323,841                 2,750
Jami Saltzman-Levy                  8,323,841                 2,750
M. Moshe Porat                      8,323,841                 2,750
Charles Ellman                      8,323,841                 2,750
Paul Simon                          8,323,841                 2,750
Thomas M. Spiro                     8,323,841                 2,750

         There were no broker non-votes recorded. On the basis of the above vote, Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Charles Ellman, Paul Simon and Thomas Spiro were elected as Directors to serve until the 1999 Annual Meeting and until their respective successors are duly elected and qualified.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Penn-America Group, Inc.




Date: August 7, 1998           By:/s/ Jon S. Saltzman
                                  ------------------------
                                    Jon S. Saltzman
                                    President and
                                    Chief Executive Officer



                              By:/s/ Rosemary R. Ferrero
                                 -------------------------
                                   Rosemary R. Ferrero
                                   Principal Finance and
                                   Accounting Officer