Form 10-Q
period 1998-09-30
PENN AMERICA GROUP INC
filed 1998-11-13
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

At November 12, 1998, 9,416,799 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                     Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - September 30, 1998 and
                December 31, 1997                                          3

         Consolidated Unaudited Statements of Earnings - For the three
                and nine months ended September 30, 1998 and 1997          4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the nine months ended September 30, 1998               5

         Consolidated Unaudited Statements of Cash Flows -
                For the nine months ended September 30, 1998 and 1997      6

         Notes to Unaudited Consolidated Financial Statements              7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 10

Part II - Other Information                                               19

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                                        September 30,  December 31,
                                                                                            1998           1997
                                                                                         ---------      ---------
ASSETS
Investments:
    Fixed Maturities:
      Available for sale, at fair value (amortized cost 1998 $109,643; 1997 $89,185)     $ 112,746      $  89,979
      Held to maturity, at amortized cost (fair value 1998 $33,397; 1997 $47,034)           32,750         46,842
    Equity securities, at fair value (cost 1998 $24,742; 1997 $25,662)                      25,789         27,380
    Short-term investments, at cost, which approximates fair value                           9,660         11,455
                                                                                         ---------      ---------
      Total Investments                                                                    180,945        175,656
Cash                                                                                         2,449          2,163
Receivables:
    Accrued investment income                                                                2,304          1,973
    Premiums receivable, net                                                                11,575         12,414
    Reinsurance recoverable                                                                 19,083         16,605
                                                                                         ---------      ---------
      Total receivables                                                                     32,962         30,992
Prepaid reinsurance premiums                                                                 2,808          3,065
Deferred policy acquisition costs                                                            8,923          8,563
Capital lease                                                                                2,076          1,865
Deferred income taxes                                                                        2,127          2,302
Income tax recoverable                                                                         660             40
Other assets                                                                                   478            511
                                                                                         ---------      ---------
      Total assets                                                                       $ 233,428      $ 225,157
                                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                             $  90,323      $  84,566
  Unearned premiums                                                                         35,692         36,173
  Accounts payable and accrued expenses                                                      1,252          2,338
  Capitalized lease obligations                                                              2,112          1,920
  Other liabilities                                                                          2,748          2,853
                                                                                         ---------      ---------
        Total liabilities                                                                  132,127        127,850
                                                                                         ---------      ---------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                                 --             --
  Common stock, $.01 par value; authorized 20,000,000 shares;
     issued 9,921,576 and 9,883,384 shares in 1998
     and 1997, respectively                                                                     99             99
  Additional paid-in capital                                                                68,855         68,221
  Accumulated other comprehensive income                                                     2,699          1,649
  Retained earnings                                                                         33,258         27,849
                                                                                         ---------      ---------
                                                                                           104,911         97,818
  Treasury stock, at cost, 285,900 shares                                                   (3,217)            --
  Unearned compensation from restricted stock awards                                          (393)          (511)
                                                                                         ---------      ---------
        Total stockholders' equity                                                         101,301         97,307
                                                                                         ---------      ---------

        Total liabilities and stockholders' equity                                       $ 233,428      $ 225,157
                                                                                         =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

         For the three and nine months ended September 30, 1998 and 1997
                      (In thousands, except per share data)

                                                            Three months ended         Nine months ended
                                                               September 30,              September 30,
                                                            1998          1997          1998        1997
Revenues:
    Premiums earned                                       $ 22,628      $ 23,950     $ 67,737     $ 67,883
    Net investment income                                    2,667         2,521        8,191        6,446
    Net realized investment (losses) gains                    (418)          479           25          588
                                                          --------      --------     --------     --------
      Total revenues                                        24,877        26,950       75,953       74,917
                                                          --------      --------     --------     --------

Losses and expenses:
    Losses and loss adjustment expenses                     14,338        14,876       42,483       42,483
    Amortization of deferred policy acquisition costs        6,351         6,425       18,775       18,396
    Other underwriting expenses                              1,693         1,639        4,867        4,254
    Interest expense                                            44            91          133          477
                                                          --------      --------     --------     --------
      Total losses and expenses                             22,426        23,031       66,258       65,610
                                                          --------      --------     --------     --------

Earnings before income tax                                   2,451         3,919        9,695        9,307

Income tax                                                     667         1,331        2,806        2,951
                                                          --------      --------     --------     --------
Net earnings                                              $  1,784      $  2,588     $  6,889     $  6,356
                                                          ========      ========     ========     ========

Net earnings per share
         Basic
                                                          $   0.18      $   0.28     $   0.70     $   0.84
         Diluted
                                                          $   0.18      $   0.28     $   0.69     $   0.83

Weighted average number of shares outstanding
         Basic
                                                             9,797         9,134        9,859        7,534
         Diluted
                                                             9,873         9,223        9,962        7,613

Cash dividends per share
                                                          $   0.05      $   0.04     $   0.15     $   0.12

     See accompanying notes to unaudited consolidated financial statements.
                                     Page 4

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the nine months ended September 30, 1998
                        (In thousands, except share data)

                                                                                                               Unearned
                                                                                                              Compensation
                                                                            Accumulated                           From
                                                                 Additional    Other                           Restricted
                                              Common Stock         Paid-In  Comprehensive Retained  Treasury      Stock
                                           Shares      Amount      Capital     Income     Earnings    Stock      Awards      Total
Balance at December 31, 1997              9,883,384      $ 99     $ 68,221    $ 1,649     $ 27,849       --     $ (511)    $ 97,307
Net earnings                                                                                 6,889                            6,889
Other comprehensive income, net of tax:
  Unrealized gains on investments, net of
   reclassification adjustment                                                  1,050                                         1,050
                                                                                                                           --------
Comprehensive income                                                                                                          7,939
                                                                                                                           --------

Issuance of common stock                     38,192                    634                                                      634
Amortization of compensation expense
   from restricted stock awards                                                                                    118          118
Cash dividends paid                                                                         (1,480)                          (1,480)
Purchase of treasury stock                                                                           (3,217)                 (3,217)
                                         -------------------------------------------------------------------------------------------
Balance at September 30, 1998             9,921,576      $ 99     $ 68,855    $ 2,699     $ 33,258  $(3,217)    $ (393)   $ 101,301
                                         ===========================================================================================

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

              For the nine months ended September 30, 1998 and 1997
                                 (In thousands)

                                                                               Nine months ended September 30,
                                                                                       1998          1997
Cash flows from operating activities:
    Net earnings                                                                    $  6,889      $  6,356
    Adjustments to reconcile net earnings to net cash provided by
      Operating activities:
        Amortization and depreciation expense                                            511           292
        Net realized investment gains                                                    (25)         (588)
        Deferred income tax                                                             (421)         (295)
        Net decrease in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                         615         3,516
        Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                 3,279         9,629
        (Increase) in:
           Accrued investment income                                                    (331)         (336)
           Deferred policy acquisition costs                                            (360)       (1,371)
           Income tax recoverable                                                       (620)         (303)
           Other assets                                                                  (71)          (79)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                      (1,086)          231
           Other liabilities                                                            (105)        1,666
                                                                                    --------      --------
              Net cash provided by operating activities                                8,275        18,718
                                                                                    --------      --------

Cash flows from investing activities:
    Purchases of equity securities                                                   (15,539)      (16,484)
    Purchases of fixed maturities available for sale                                 (45,514)      (53,426)
    Purchases of fixed maturities held to maturity                                    (1,015)       (2,027)
    Proceeds from sales of equity securities                                          16,431         3,412
    Proceeds from sales and maturities of fixed maturities available for sale         24,743         9,046
    Proceeds from maturities and calls of fixed maturities held to maturity           15,268        11,591
    Change in short-term investments                                                   1,795         7,000
                                                                                    --------      --------
        Net cash used by investing activities                                         (3,831)      (40,888)
                                                                                    --------      --------

Cash flows from financing activities:
    Issuance of common stock                                                             634        45,897
    Purchase of treasury stock                                                        (3,217)           --
    Principal payments on note payable, bank                                              --        (9,000)
    Principal payments on capital lease obligations                                      (95)          (83)
    Dividends paid                                                                    (1,480)         (933)
                                                                                    --------      --------
        Net cash (used) provided by financing activities                              (4,158)       35,881
                                                                                    --------      --------

Increase in cash                                                                         286        13,711
Cash, beginning of period                                                              2,163         2,979
                                                                                    --------      --------
Cash, end of period                                                                 $  2,449      $ 16,690
                                                                                    ========      ========

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
      Interest                                                                      $    133      $     31
      Income tax                                                                       3,800         3,196
Supplemental non-cash disclosure:
     Cost of securities transferred from available for sale to held to maturity           --      $  8,002
     Additional capitalization of capital lease obligation and asset                $    287            --

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PAGI and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. On July 1, 1998, Penn-America Insurance Company and its wholly-owned subsidiary, Penn-Star Insurance Company, entered into an inter-company pooling agreement whereby all premiums written would be pooled amongst both companies in a ratio of 65% to Penn-America and 35% to Penn-Star. Previously, the two companies had a reinsurance agreement, whereby all automobile premiums were reinsured by Penn-Star. This agreement was cancelled effective June 30, 1998. Penn Independent Corporation ("Penn Independent") currently owns approximately 32.0% of the outstanding common stock of PAGI.

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

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $1.9 and $2.0 million for the three months ended September 30, 1998 and 1997, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $1.9 million and $1.5 million for the three months ended September 30, 1998 and 1997, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $5.7 million for both the nine months ended September 30, 1998 and September 30, 1997. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $5.1 million and $5.2 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

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

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

The following are components of other comprehensive income (in thousands):

                                                                  Nine months ended September 30, 1998
                                                          Before Tax               Tax                Net of Tax
                                                            Amount               Expense                Amount
Unrealized gains on investments:
    Unrealized holding gains arising
      during period                                       $ 1,664                $ (598)               $ 1,066
    Less: reclassification adjustment for
      gains realized in net income                            (25)                    9                    (16)
                                                       ------------------------------------------------------------
Other comprehensive income                                $ 1,639                $ (589)               $ 1,050
                                                       =============================================================


                                                                  Nine months ended September 30, 1997
                                                          Before Tax               Tax                Net of Tax
                                                            Amount               Expense                Amount
Unrealized gains on investments:
    Unrealized holding gains arising
      during period                                       $ 1,493                $ (508)                 $ 985
    Less: reclassification adjustment for
      gains realized in net income                           (588)                  200                   (388)
    Plus:  accretion of net loss on fixed
      maturities transferred to held to maturity               30                   (10)                    20
                                                       ------------------------------------------------------------
Other comprehensive income                                  $ 935                $ (318)                 $ 617
                                                       =============================================================

Comprehensive income for the three months ended September 30, 1998 was $2,676,000 and included net income of $1,784,000 and other comprehensive income, net of tax, of $892,000.

Comprehensive income for the three and nine months ended September 30, 1997 was $3,050,000 and $6,973,000 and included net income of $2,588,000 and $6,356,000 and other comprehensive income, net of tax, of $463,000 and $617,000, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                            Three months ended              Nine months ended
                                               September 30,                   September 30,
                                           1998            1997            1998            1997
Basic EPS:

Net Earnings                              $1,784          $2,588          $6,889          $6,356
                                          ------          ------          ------          ------

Weighted  average common
      shares outstanding                   9,797           9,134           9,859           7,534
                                          ------          ------          ------          ------

Basic EPS                                 $ 0.18          $ 0.28          $ 0.70          $ 0.84
                                          ======          ======          ======          ======

Diluted EPS:

Net Earnings                              $1,784          $2,588          $6,889          $6,356
                                          ------          ------          ------          ------

Weighted  average common
      shares outstanding                   9,797           9,134           9,859           7,534

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                   76              89             103              79
                                          ------          ------          ------          ------

Total weighted average common
     shares outstanding                    9,873           9,223           9,962           7,613
                                          ======          ======          ======          ======

Diluted EPS                               $ 0.18          $ 0.28          $ 0.69          $ 0.83
                                          ======          ======          ======          ======

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Three Months Ended September 30, 1998 and 1997

         Gross written premiums decreased 10.6% to $24.3 million for the three months ended September 30, 1998, from $27.2 million for the three months ended September 30, 1997. The decrease resulted from a 38.6% decline in personal lines automobile gross written premiums to $5.9 million that is partially offset by a 4.6% increase in commercial lines gross written premiums to $18.5 million. The slow down in the growth in the commercial lines, from a five year cumulative average growth of 27.7% to 4.6% for the quarter, is due to the continued soft market conditions in this segment. The decrease in personal lines automobile gross written premium was due to continued actions taken by the Company to improve profitability. Specifically, the Company terminated its relationship with one agent and reduced two agents' personal lines automobile writings by approximately 38.0%. Effective July 1, 1998, the Company filed and received from the State of California a 14.2% rate reduction in its non-standard automobile rates. This action was taken in order to remain competitive with the new competition that has entered this marketplace at lower premium rates. One agent accounts for all the California automobile premiums of $3.6 million, or 61.4% of the $5.9 million total personal automobile direct written premium written by the Company for the three months ended September 30, 1998.

         Net written premiums decreased 10.6% to $22.5 million for the three months ended September 30, 1998, from $25.2 million for the three months ended September 30, 1997. During the same periods, net premiums earned decreased 5.5% to $22.6 million, from $24.0 million. Net premiums earned decreased primarily due to the decline in personal lines automobile gross written premiums in 1998.

         Net investment income increased 5.8% to $2.7 million for the three months ended September 30, 1998, from $2.5 million for the three months ended September 30, 1997. This increase resulted principally from growth in invested assets funded primarily by cash flows from operating activities, partially offset by an increase in the investment in tax-exempt municipal securities to approximately $35.8 million at September 30, 1998 compared to $550,000 at September 30, 1997.

         The tax-equivalent average investment yield of the fixed maturity portfolio for the three months ended September 30, 1998 was 6.51%, compared to 6.76% for the three months ended September 30, 1997. Net realized investment losses before taxes were $418,000 for the three months ended September 30, 1998, as compared to net realized investment gains before taxes of $479,000 for the three months ended September 30, 1997.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)


         Losses and loss adjustment expenses decreased 3.6% to $14.3 million for the three months ended September 30, 1998, from $14.9 million for the three months ended September 30, 1997, primarily due to a decline in net premiums earned.

         Amortization of deferred policy acquisition costs remained relatively flat for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997 at $6.4 million for both periods. Other underwriting expenses increased 3.3% to $1.7 million for the three months ended September 30, 1998, compared to $1.6 million for the three months ended September 30, 1997.

         The loss ratio increased to 63.4% for the three months ended September 30, 1998, from 62.1% for the three months ended September 30, 1997. The statutory expense ratio increased to 35.2% for the three months ended September 30, 1998, from 32.1% for the three months ended September 30, 1997. The principal causes for the increase in the expense ratio were the 10.6% decline in net premiums written for the quarter ended September 30, 1998 compared to the same quarter in 1997, an increase in the commercial lines commission rate to 22% from 20%, effective May 1, 1998, and additional underwriting expenses related to the start-up of new programs. The statutory combined ratio increased to 98.6% for the three months ended September 30, 1998, from 94.2% for the three months ended September 30, 1997.

         As a result of the factors described above, the Company's net income for the three months ended September 30, 1998 decreased 31.0% to $1.8 million or $0.18 per share (basic and diluted), from $2.6 million or $0.28 per share (basic and diluted) for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 and 1997

         Gross written premiums decreased 7.4% to $72.9 million for the nine months ended September 30, 1998, from $78.7 million for the nine months ended September 30, 1997. The decrease resulted from a 33.8% decline in personal lines automobile gross written premiums to $18.7 million, which was partially offset by a 7.5% increase in commercial lines gross written premiums to $54.2 million. The decrease in personal lines automobile gross written premium was due to actions taken by the Company to improve profitability. Specifically, the Company terminated its relationship with one agent and reduced two agents' personal lines automobile writings by approximately 31.0%. One agent in California accounted for all of the $11.2 million of automobile premium written in that state, or 59.6% of the $18.8 million of all personal automobile direct written premium written by the Company in the first nine months of 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)


         Net written premiums decreased 7.2% to $67.5 million for the nine months ended September 30, 1998, from $72.8 million for the nine months ended September 30, 1997. During the same periods, net premiums earned decreased 0.2% to $67.7 million from $67.9 million.

         Net investment income increased 27.1% to $8.2 million for the nine months ended September 30, 1998, from $6.4 million for the nine months ended September 30, 1997. This increase resulted principally from growth in invested assets funded primarily by the net proceeds from the Company's secondary stock offering in July 1997, and from the net cash provided by operating activities.

         In 1998, the Company purchased approximately $35.8 million in tax-exempt municipal securities as compared to $550,000 held during the comparable period, September 30, 1997. The tax-equivalent average investment yield of the fixed maturity portfolio for the nine months ended September 30, 1998 was 6.58%, compared to 6.59% for the nine months ended September 30, 1997. Net realized investment gains before taxes were $25,000 for the nine months ended September 30, 1998, as compared to net realized investment gains before taxes of $588,000 for the nine months ended September 30, 1997.

         Losses and loss adjustment expenses were $42.5 million for both nine month periods ended September 30, 1998 and 1997, primarily due to the negligible decline in net premiums earned.

         Amortization of deferred policy acquisition costs increased 2.1% to $18.8 million for the nine months ended September 30, 1998, from $18.4 million for the nine months ended September 30, 1997. The increase is attributable primarily to the increase in the commercial agents' commission to 22% from 20%.

         Other underwriting expenses increased 14.4% to $4.9 million for the nine months ended September 30, 1998, from $4.3 million for the nine months ended September 30, 1997. The increase is attributable to expenses related to new programs and other non-recurring expenses of the holding company.

         The loss ratio increased to 62.7% for the nine months ended September 30, 1998, from 62.6% for the nine months ended September 30, 1997. The statutory expense ratio increased to 34.0% for the nine months ended September 30, 1998, from 32.1% for the nine months ended September 30, 1997. The statutory combined ratio increased to 96.7% for the nine months ended September 30, 1998, from 94.7% for the nine months ended September 30, 1997.

         As a result of the factors described above, the Company's net income for the nine months ended September 30, 1998 increased 8.4% to $6.9 million or $0.70 per share (basic) and $0.69 per share (diluted), from $6.4 million or $0.84 per share (basic) and $0.83 per share (diluted) for the nine months ended September 30, 1997.

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

         Net cash provided by operating activities decreased 55.8% to $8.3 million for the nine months ended September 30, 1998, from $18.7 million for the nine months ended September 30, 1997, primarily due to the reduction in personal lines automobile gross written premiums in 1998 and a slowing of growth in commercial lines.

         Net cash used by investing activities was $3.8 million for the nine months ended September 30, 1998, compared to $40.9 million for the nine months ended September 30, 1997. The decrease is primarily due to the investment of net proceeds of $35.9 million from a secondary offering in July 1997.

         Net cash used by financing activities was $4.2 million for the nine months ended September 30, 1998, compared to net cash provided by financing activities of $35.9 million for the same period in 1997. In 1998, the Company purchased 285,900 shares on the open market for an average price of $11.21 and has recorded these shares as treasury shares. The majority of the $35.9 million in cash provided by financing activities in 1997 was due to the net proceeds from the secondary offering in July of 1997.

         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of September 30, 1998 was approximately 3.37 years.

         The Company's fixed maturity portfolio of $145.5 million was 80.4% of the total investment portfolio as of September 30, 1998. Approximately 98% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $25.8 million or 14.2% of total investments as of September 30, 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)



         As of September 30, 1998, the investment portfolio contained $35.1 million of mortgage/asset-backed obligations, which represents 19.4% of the total investments as of September 30, 1998. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of September 30, 1998.

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

         In June of 1998, the Board of Directors initially authorized a stock buy-back program of up to 350,000 shares of PAGI's stock. This buy-back program was subsequently increased to 1,000,000 shares. Through September 30, 1998, PAGI has repurchased 285,900 shares of its stock on the open market and through block trades. PAGI's funding source for this program will be through ordinary dividends from its insurance subsidiary, existing cash of the holding company, as well as draws from its revolving line of credit. On September 30, 1998, PAGI completed a revolving credit facility with First Union National Bank for $25 million, which will be used for general corporate purposes and the stock buy-back program.

         On August 4, 1998, PAGI's common stock began trading on the New York Stock Exchange (NYSE) under the symbol "PNG."

The Year 2000

         Introduction

         The "Year 2000", or Y2K, refers to the problems that automated systems could encounter as the year 2000 approaches due to a computer or other electronic device's inability to correctly register the year 2000 as just that, the year 2000, rather than the year 1900. In this regard, the Company relies on its existing information technology systems ("IT systems") to operate and monitor all major aspects of the Company's business, including underwriting, claims and various financial systems. The Company also relies, to a lesser extent, on the IT systems of its general

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)

agents and, indirectly, those of the producing retail insurance brokers. Finally, the Company relies on certain critical non-information technology systems ("non-IT systems"), such as electricity, telephones, facsimile machines, heating and air-conditioning and fire protection systems. Any disruption in the operation of the IT and non-IT systems of either the Company or any of its critical customers, vendors or suppliers could have a material adverse effect on the Company's business, results of operations or financial condition.

         State of Readiness

         IT systems: In an effort to remediate the problems associated with the Year 2000, the Company, in 1996, evaluated all its computer codes to determine what software programs would be affected by date-sensitive fields. After this identification process was completed, the Company hired an outside vendor to implement the recoding that was required. In July of 1997, the Company successfully ran its first trial of all the revised programs. While the Company cannot provide any guarantees, the Company believes that its programs are Year 2000 compliant. The Company, however, continues to run tests on a semi-annual basis to make sure the programs will function properly.

         The Company's IT systems have also been tested against hypothetical information supplied by its general agents. The IT systems are currently able to properly read the information provided. Assuming the general agents don't alter their records, the Company reasonably believes that its IT systems will function properly. To the extent the general agents' records change, the Company has demanded that the agents provide notice.

         The Company's management information systems rely primarily on an integrated property-casualty software package that is processed on an IBM AS/400 computer system. The system is leased from IBM and kept current or near current in both hardware and operating systems. Currently, the IBM AS/400 model is scheduled in the fourth quarter of 1998 to be upgraded to Version 4 which is reported by IBM to be fully Year 2000 compliant.

         The Company uses a Novell Local Area Network (LAN) to connect all employees to the computer system. The LAN is reported to be Year 2000 compliant. The LAN is used primarily for "service" applications, including word processing, spreadsheets, and e-mail. The majority of the LAN-based applications are Microsoft products and are current or near current in their software releases.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)

         The LAN also consists of personal computers ("PCs") that are attached to a series of servers. All PCs have been tested and recognize the Year 2000. The IT Department of the Company supports an Internet web site and various standalone third party PC software applications. These packages are being assessed for any Year 2000 problems. The Company anticipates completing this assessment by the end of December, 1998, and believes that it will implement any necessary changes and complete any testing by June, 1999. The IT Department also supports FormMaker, a document management software package developed by DocuCorp which is used by the majority of general agents to produce Penn-America policies. FormMaker has been tested and, in its current release, is reported by DocuCorp to be Year 2000 compliant.

         Non-IT systems: The Company has identified, and relies on, the following non-IT systems in its daily operations: telephones, voicemail, facsimile machines and heating and air conditioning and fire protection systems. The telephone system was tested as compliant. The voicemail system was identified as non-compliant and was replaced with a compliant system in September of 1998. The heating and air conditioning systems are currently being scheduled for testing. The Company has been informed that all of the remaining systems will not be effected by the year 2000; and the Company is awaiting written confirmation to this effect.

         Key Customers, Suppliers and Vendors: As part of its remediation plan, the Company is analyzing the Year 2000 readiness of the Company's critical outside customers (including general agents), vendors and suppliers. Each department of the Company was asked to identify key customers, suppliers and vendors with whom we have an interdependent, material business relationship. In September of 1998, the Company sent approximately 188 surveys to those identified customers/suppliers/vendors to ask them: to provide the current status of their Y2K plan; whether they will be compliant; and what plans they have in place in the event they will not be compliant. As of October 29, 1998, the responses were as follows: 37 indicated they were already compliant; 63 indicated they would be compliant before January 1, 2000 and 88 have yet to respond. For those who have yet to respond, a follow-up request will be sent in early November of 1998. For those that have indicated their compliance within the next year, the Company intends to contact them quarterly throughout 1999 to ascertain their compliance status.

         Despite all the procedures the Company has in place, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company or a conversion that is incompatible with the Company's systems will not have a materially adverse effect on the Company and its operations.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)

         Cost

         The Company incurred approximately $60,000 to recode its internal programs. The costs incurred by the Company to test significant insurance hardware and software that the Company believes is compliant are (and will be) minimal as these costs are built in to the Company's standard Disaster Recovery testing program. The current standard testing costs approximately $28,000 per year. The Company does not separately track the internal costs incurred for the Y2K project. Such costs are primarily related to payroll costs for the Company's information services personnel. The Company also incurred an additional $13,000 to upgrade its voicemail system. Additional expenses may arise in the upcoming year. Management believes that at this time these costs will approximate $10,000.

         Risks

         The risks associated with the Company's inability to resolve all Year 2000 issues include the possibility of system failures or miscalculations causing disruption in operations including, among other things, an inability to process transactions, send invoices, send or receive e-mail and voice mail, or conduct similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 problems could result in disruption in the receipt and processing of insurance policies, claims, payment of receivables and general problems related to the Company's daily operations. If any of these contingencies were to occur, the disruption in business could be temporary or permanent, depending on the degree of failure. Until the Company receives responses from a more significant number of the Company's agents and suppliers, the overall risks associated with the Year 2000 remain difficult to accurately describe and quantify; and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company and its operations.

         If the Year 2000 problem is not solved by the Company and its business partners, the Company could face business disruption, operational problems, financial losses, legal liability and similar risks to the business.
These risks could have a material adverse impact on the Company.

         Contingency Plan

         The Company has not, to date, completed a Year 2000 Contingency Plan, though the Company maintains a Disaster Recovery Plan to address various other potential business interruptions. The current Disaster Recovery Plan addresses the availability and compatibility of

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

hardware offsite that could be immediately placed into action by the Company. The Company in September of 1998, tested the offsite facility and the operation of significant insurance software that had been made Year 2000 compliant, as well as the operation of the offsite hardware. Under these test conditions, all dates were rolled forward to January 1, 2000. The test results indicated that the Company's significant insurance related software would be compliant. The testing facility has indicated that the majority of its hardware and equipment will be fully compliant by December, 1998. The testing facility further noted that it will not upgrade certain of its systems until the first quarter of 1999 so as to afford all subscribers an opportunity to upgrade their systems. The testing facility is also available if electric, heat, water, telephones and office space should be required. Management is continuing to develop a more Year 2000-related Contingency Plan as it identifies where potential operational failures may occur. The Company anticipates completing this plan by June, 1999.

         Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure contained herein should be read in conjunction with the Company's disclosure titled "Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995". Forward-looking statements include, but are not limited to, whether the Company will timely complete its remediation and testing, whether remediation will cost more than anticipated, the impact of redeploying staff, and the effect of third parties on the Company's ability to function after the century date change.


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



Safe Harbor Provisions

         Matters discussed herein may constitute "forward-looking statements" (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act). Such forward-looking information reflects the Company's current best estimates regarding its future operations. The Company's actual results could differ materially from those estimated in the forward-looking statements as a result of several factors, including those discussed herein.

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




                                    Penn-America Group, Inc.




Date: November 13, 1998             By:  /s/ Jon S. Saltzman
      -----------------                  -------------------------------
                                         Jon S. Saltzman
                                         President and
                                         Chief Executive Officer



                                    By:  /s/ Rosemary R. Ferrero
                                         -------------------------------
                                         Rosemary R. Ferrero
                                         Principal Finance and
                                         Accounting Officer