Form 10-K
period 1998-12-31
PENN AMERICA GROUP INC
filed 1999-03-26
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                   For the fiscal year ended December 31, 1998

                                       of

                            PENN-AMERICA GROUP, INC.


                           A Pennsylvania Corporation

                   IRS Employer Identification No. 23-2731409
                             SEC File Number 022316

                                420 S. York Road
                               Hatboro, Pa. 19040
                                 (215) 443-3600

Penn America Group, Inc. does not have any securities registered pursuant to
Section 12 (b) and 12 (g) of the Act.

Penn  America  Group,  Inc.  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Penn America Group, Inc. is unaware of any delinquent filers pursuant to Item 405 or Regulation 3-K.

As of March 22, 1999, the aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant was approximately $62,400,000. As of March 22, 1999, there were 8,739,901 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's annual report to stockholders for the fiscal year-ended December 31, 1998 are incorporated by reference in Parts I, II and IV of this report.

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                            PENN-AMERICA GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1998

                                                                            Page
                                                PART I
ITEM        1.      BUSINESS............................................... 3

ITEM        2.      PROPERTIES..............................................20

ITEM        3.      LEGAL PROCEEDINGS.......................................20

ITEM        4.      SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY-HOLDERS........................................20


                                               PART II

ITEM        5.      MARKET FOR REGISTRANT'S COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS.........................21

ITEM        6.      SELECTED FINANCIAL DATA.................................21

ITEM        7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........21

ITEM        8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............21

ITEM        9.      CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE..............................................21

                                               PART III

ITEM       10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT..............................................22

ITEM       11.      EXECUTIVE COMPENSATION..................................22

ITEM       12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT...................................22

ITEM       13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........22

                                               PART IV

ITEM       14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K.....................................23

                                     PART I

ITEM 1.           BUSINESS

General

    Penn-America Group, Inc. is a specialty property and casualty insurance holding company which, through its subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company markets and underwrites commercial property, general liability, business automobile, and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas, and non-standard personal automobile insurance. The Company provides commercial property and casualty insurance on both an excess and surplus lines basis and an admitted basis, and personal automobile insurance on an admitted basis. The Company markets its products through 57 high-quality general agents, who in turn produce business through over 25,000 retail insurance brokers located throughout the United States. The Company focuses on serving the insurance needs of small or non-standard markets which are generally characterized by small to average policy premiums and serviced by retail insurance brokers with limited access to larger, standard lines insurers. The Company believes that these markets are generally under-served by larger, standard lines insurers who often limit their underwriting to policies above a certain minimum premium size or to certain risk classes and who operate in large-scale markets in which they can achieve economies of scale. The Company believes that its distribution network enables it to effectively access these numerous small markets at a relatively low fixed cost through the marketing, underwriting and administrative support of its general agents, as well as the localized market knowledge and expertise of its general agents and their retail insurance brokers.

    The success of the Company's strategy is demonstrated by its strong and consistent growth and profitability. From 1993 to 1998, gross written premiums grew at a 168.8% cumulative annual rate, from $35.5 million to $95.1 million, and net operating earnings (excluding realized investment gains) grew at a 34.6% compound annual rate, from $2.0 million to $8.9 million. The Company has operated at a statutory combined ratio under 100.0% in every year since 1993.
The Company's average combined ratio from 1993 to 1998 under Statutory Accounting Practices(SAP) was 95.4%, and the Company's average return on average stockholders' equity during the same period was 13.8%

    The Company's distribution strategy is to maintain strong relationships with fewer and higher quality general agents than its competitors. The Company carefully selects a limited number of agents in each state based on the agent's experience and reputation and strives to preserve each agent's franchise value within their market territory. The Company seeks to grow with these general agents and develop strong, longstanding relationships by providing a high level of service and support. From 1993 to 1998, the Company achieved 168.8% cumulative growth in gross written premiums with a 50% increase in the number of general agents from 38 to 57. The Company maintains low fixed costs by underwriting the substantial majority of its policies on a binding authority basis. The Company closely monitors the quality of business it underwrites by maintaining close relationships with a small number of general agents. The Company provides its general agents with a comprehensive, regularly updated underwriting manual which clearly outlines the Company's pricing and underwriting guidelines. The Company does not write high risk policies (e.g., medical malpractice, environmental and aviation liability). The Company generally reviews new and renewal commercial policies on a continuous basis and non-standard personal automobile policies on a quarterly basis to ensure that its underwriting guidelines are being followed. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent commission structure which is substantially tied to underwriting profitability and through the issuance of shares of common stock in lieu of cash for a portion of the contingent commissions.

    Historically, the Company has underwritten the majority of its commercial lines business on an excess and surplus lines basis. In recent years, the Company has underwritten a greater proportion of its commercial lines business on an admitted basis as it has identified profitable admitted markets which remain under-served by larger standard insurers. Currently, the Company underwrites all of its non-standard personal automobile business on an admitted basis. The Company expects to continue to expand its commercial lines business by offering additional products and packages which enhance its current property and liability coverages, by identifying profitable programs and books of business and by selectively adding high quality general agents. Examples of such additional products and programs include a commercial automobile product and specialty programs, which may include miscellaneous professional liability coverage. The Company recently announced in January, 1999, that it would focus its premium writings of non-standard automobile in the state of California and would run-off the non-standard automobile premium in the six remaining states. In 1998, the automobile premium written in California represented approximately 60% of total automobile premium. The six states where the Company expects to run-off the automobile premium represented the remaining 40%.

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

    The Company's non-standard personal automobile insurance product is designed for insureds who do not qualify for preferred or standard automobile insurance because of their payment history, driving record, age, vehicle type or other underwriting criteria or market conditions. Non-standard personal automobile business represented approximately 25% of the Company's gross written premiums in 1998 as compared to 35% of gross written premium in 1997. In 1999, non-standard personal automobile premium is not expected to represent more than 10% of the Company's gross written premiums.

    Penn-America Insurance Company was formed in 1975 by Irvin Saltzman, who began working in the insurance industry in 1947 when he founded a general agency. Jon S. Saltzman, Irvin Saltzman's son, is President and Chief Executive Officer of the Company and has been employed by the Company since 1986. The Company completed an initial public offering ("IPO") on October 28, 1993, at a price to the public of $6.00 per share. Currently, the Saltzman family, substantially through their ownership of Penn Independent Corporation, owns approximately 32.9% of the Company's Common Stock.

Financial Information About Business Segments

    The Company has two reported segments: commercial and personal lines. These segments are managed separately because they have different customers, and require different pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 1998 annual report. The Company evaluates segment profit based on profit or loss from operating activities. Segment profit or loss from operations is pre-tax and does not include unallocated expenses, but does include investment income attributable to insurance transactions.

    Segment profit or loss, therefore, excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions. The Company currently has one major customer accounting for over 10% of the Company's revenue. In 1998 and 1997, the Company derived approximately 18.4% and 21.3% of its revenues from this one agent. In 1996, the Company had two major customers and derived 24.7% of its revenues from these two agents.

    The following is a summary of our segment revenue and segment profit for the years ended December 31, 1998, 1997 and 1996:

                                                                 1998
                                                                 ----
                                              Commercial      Personal     Total
                                              ----------      --------    ------
                                                        (in thousands)

Premiums earned                                   $62,949     $26,544    $89,493
Net investment income from insurance
   operations                                       4,126         945      5,071
                                              -----------     --------    ------
   Total segment revenues                          67,075       27,489    94,564
                                              -----------     --------    ------
Segment losses and LAE                             37,121       18,612    55,733
Segment expenses                                   18,687        8,547    27,234
                                              -----------     ---------  -------
   Total segment losses and expenses               55,808       27,159    82,967
                                              -----------     ---------  -------
   Segment profit                                 $11,267         $330   $11,597
                                              ============    =========  =======
Unallocated items:
Net investment income from equity                                         5,710
Unallocated expenses                                                     (4,784)
Income taxes                                                             (3,642)
                                                                         -------
   Net earnings                                                          $ 8,881
                                                                         =======


                                                                 1997
                                                                ------
                                              Commercial      Personal     Total
                                              ----------      --------     -----
Premiums earned                                 $ 57,189     $ 34,460   $ 91,649
Net investment income from insurance
   operations                                      4,764          934      5,698
Other income                                         442          230        672
                                              ----------      -------     ------
   Total segment revenues                         62,395       35,624     98,019
                                              ----------      -------     ------
Segment losses and LAE                            32,723       25,005     57,728
Segment expenses                                  15,822       11,004     26,826
                                              ----------      -------     ------
   Total segment losses and expenses              48,545       36,009     84,554
                                              ==========      =======     ======
   Segment profit (loss)                        $ 13,850      $ (385)   $ 13,465
                                              ==========      =======     ======
Unallocated items:
Net investment income from equity                                         4,834
Unallocated expenses                                                     (4,518)
Income taxes                                                             (4,136)
                                                                        --------
   Net earnings                                                         $ 9,645
                                                                        ========

                                                                 1996
                                                                -----
                                              Commercial      Personal     Total
                                              ----------      --------    ------
Premiums earned                                 $ 49,667     $ 19,414    $69,081
Net investment  income from insurance
   operations                                      3,832          433      4,265
                                              ----------      --------    ------
Total segment revenues                            53,499       19,847     73,346
                                              -----------     --------    ------
Segment losses and LAE                            30,887       12,405     43,292
Segment expenses                                  13,026        6,147     19,173
                                              -----------     --------    ------
   Total segment losses and  expenses             43,913       18,552     62,465
                                              ===========     ========    ======
   Segment profit                                $ 9,586      $ 1,295   $ 10,881
                                              ===========     ========    ======
Unallocated items:
Net investment income from equity                                         3,346
Unallocated expenses                                                     (3,845)
Income taxes                                                             (3,389)
                                                                        -------
Net earnings                                                            $ 6,993
                                                                        ========

    Total segment revenues of $94.6 million, $98.0 million and $73.3 million plus unallocated net investment income from equity of $5.7 million, $4.8 million and $3.3 million equals total Company revenues of $100.3 million, $102.9 million, and $76.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Lines of Business

    The following table sets forth an analysis of gross earned premium by specific product lines during the periods indicated:

                                                                     Years ended

                                      -------------------------------------------------------------------------
                                                1998                     1997                          1996
                                      ---------------------------------------------------------------------------
                                        Amount       Percent      Amount      Percent      Amount      Percent
                                      -----------   ----------   ----------  -----------  ----------  -----------
                                                                       (dollars in thousands)
                                      -------------------------------------------------------------------------
     Commercial lines:

     Commercial multi-peril              $39,113       40.3%       $35,687      35.9%       $29,345       38.7%
     Liability                            24,863        25.6        23,486      23.6         21,418       28.2
     Property                              5,398        5.6          5,502       5.6          5,556        7.3
                                      -----------   ----------   ----------  -----------  ----------  -----------
                                          69,374       71.5         64,675      65.1         56,319       74.2
                                      -----------   ----------   ----------  -----------  ----------  -----------
     Personal Lines:

     Auto liability                       22,844       23.5         29,310      29.5         15,772       20.8
     Auto physical damage                  4,799        5.0          5,400       5.4          3,785        5.0
                                      -----------   ----------   ----------  -----------  ----------  -----------
                                          27,643       28.5         34,710      34.9         19,557      25.8
                                      -----------   ----------   ----------  -----------  ----------  -----------
     Total gross earned premium          $97,017      100.0%      $ 99,385     100.0%      $ 75,876     100.0%
                                      ===========   ==========   ==========  ===========  ==========  ===========


o Commercial General Liability. The Company's commercial general liability insurance is written on an occurrence policy form (as opposed to a claims-made policy form) and provides limits generally ranging from $25,000 to $3 million, with the majority of such policies having limits of between $500,000 and $1 million. The Company's general liability policies pay defense and related expenses in addition to per occurrence and aggregate policy limits. General liability insureds include restaurants, bars and taverns, retail operations, garage liability, contractors and similar classes.

o Commercial Property. The Company's commercial property lines provide limits usually no higher than $4 million, with almost all of the policies being written at limits less than $1 million. Properties insured include restaurants, bars and taverns, retail operations, vacant buildings and other similar classes.

o Commercial Multi-Peril. The Company also writes the same commercial property and general liability risks together as a "package" for its insureds, generally referred to as "commercial multi-peril." The limits on these policies are the same as if written on a monoline basis. Consistent with the current industry trend, the Company has been writing more commercial multi-peril policies over the last several years than individual property and liability policies. The Company expects this trend to continue in light of the fact that a substantial number of the Company's commercial insureds customarily require both liability and property insurance coverage, together with standard Insurance Services Office ("ISO") forms which make it easier and more efficient to write such multi-peril policies.

o    Business  Automobile  and  Commercial  Umbrella.  The  Company  wrote  both business automobile and commercial umbrella coverages to enhance its commercial multi-peril ("package") writings.The types of risks and insureds targeted are similar to those covered by other policies, such as, restaurants, bars and taverns, retail operations, artisan contractors and similar classes. The business automobile insurance (cars and light trucks) can be written up to $1 million liability limits. Commercial umbrella insurance can be written for limits up to $5 million with significant reinsurance support from General Reinsurance Corporation. For commercial umbrella, Penn-America must write the primary $1 million liability limit. The Company expects that these coverages will further expand package writings and help increase renewal retention of existing policies. In all of its commercial product lines, the Company is continuously developing specialized programs for certain industry segments to meet the needs of these markets. For example,
     the  Company  has   developed programs  for independent  fitness  centers,
     day-care operations, low-hazard miscellaneous professional liability coverages and special events. As a group, these programs are a significant benefit to the Company's marketing efforts, although individually they do not generate a material amount of the Company's gross written premiums.

     Non-Standard Personal Automobile. The Company announced in January 1999, that it would run-off its non-standard personal automobile business in the states of Washington, Montana, Alabama, North Dakota, South Dakota and Nevada and focus its efforts on non-standard personal automobile in the state of California. The California non-standard personal automobile business is written at very low statutory coverage limits, and, is written predominantly on a monthly policy basis.

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

     The Company actively competes for quality general agents to distribute its products. The Company selectively appoints general agents and grants authority on a state-by-state basis so that each general agent only has authority in the area where they have marketing expertise. Prior to appointing a general agent, the Company extensively reviews the candidate's financial condition, geographic diversification of risk, historical loss experience and reputation, as well as the agent's results and practices with other insurers. An on-site review is made of the prospective agent's office, including an audit of selected policy files and confirmation that the agent has sufficient experience to merit authority to bind the Company only to appropriate risks. The agent is also interviewed at the Company's office in order to confirm the compatibility between the agent and the Company's underwriting staff. Such a comprehensive review is necessitated by the Company's philosophy of establishing an agent relationship only if it has long-term potential.

     Once appointed, the Company provides each general agent with a comprehensive agency manual which enables the agent to begin writing business immediately. The manual allows the agent to write coverages effectively and consistently within the Company's comprehensive underwriting guidelines. The agents are provided limited binding authority, based primarily on Insurance Services Office ("ISO") rates and forms, to write a variety of property, general liability, commercial multi-peril and commercial automobile business, provided that the risks and terms involved in a particular coverage are within the guidelines set forth in the agency manual. The Company has devoted extensive research to the development of its detailed agency manual to enable its agents to select and price risks consistently. The Company's agency manual is regularly updated to be responsive to changes in the marketplace. The Company devotes substantial resources to the continuous monitoring and support of its general agents.

     The general agents are compensated on a commission basis. During 1998, the Company, increased by 10%, the commission on commercial business from 20% to 22%. For personal lines automobile business, the average commission is 26.5%. A portion of this commission is passed on to the retail insurance broker. In addition, the general agency contracts between the Company and its general agents contain profit sharing incentives under the Agents' Profit Sharing and Performance Award Program, which is designed to reward general agents who meet the Company's loss ratio and premium volume criteria. The Company also provides performance awards under this program to its commercial agents for timely policy issuance, timely premium payments and successful underwriting audits. Such contingent commissions and performance awards accounted for 3.8% of the total commissions paid by the Company in 1998. The Agents' Profit Sharing and Performance Award Program provides for at least one-third of the contingent commission awards be given in the form of common stock. The Company authorized 75,000 shares of common stock for issuance under this program. Stock awards for 1997, which were issued in May 1998, amounted to 20,437 shares, accounting for 50.0% of the total contingent commissions paid for 1997. In May 1998, the Company began a new program under which the Company will award $1,000 in the form of Common Stock to each new general agent it appoints. The contingent stock award for 1998 will be issued in May 1999.

The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:

                                                                                               Years ended
                          -----------------------------------------------------------------------------------------------------
                                December 31, 1998                 December 31, 1997                   December 31, 1996
                          -----------------------------------------------------------------------------------------------------
                             Amount           Percent            Amount          Percent           Amount           Percent
                           (in thousands)                    (in thousands)                    (in thousands)

Pacific                        $23,969           25.3%           $ 26,126           25.0%           $ 29,435           36.6%
South                           16,346           17.2              16,236           15.5              15,677           19.5
Southwest                       16,027           16.6              18,625           17.8              11,693           14.5
Midwest                         14,392           15.2              12,198           11.7               4,685            5.8
Mountain                         9,321            9.8              14,119           13.4                 509            0.7
Mid-Atlantic                     8,998            9.5               9,876            9.4              10,665           13.2
New England                      6,044            6.4               7,514            7.2               7,832            9.7
                          ==============    ============     ===============   =============    ==============    =============
                               $95,097          100.0%           $104,694          100.0%           $ 80,496          100.0%
                          ==============    ============     ===============   =============    ==============    =============

Underwriting and Pricing

    In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on ISO rates and forms. ISO makes available to its members advisory, rating, statistical and actuarial services, policy language and related services. ISO and its related organizations currently provide such services, including rates and forms, to more than 1,500 property and casualty insurance companies in the U.S. One of the important services that ISO provides is an actuarial-based estimate of the "ideal" rate for risks in each of approximately 1,250 risk classifications. These rates reflect an analysis of the loss and loss adjustment expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class. Also, the historical results for a particular class may not be sufficient to provide actuarially meaningful results.

    The Company primarily uses ISO statistics as a benchmark for risk selection and pricing. Other carriers may or may not rely as heavily on this information, and several of the larger standard carriers have developed their own actuarial databases. As a general rule, most standard carriers set rates lower than ISO rates. However, the Company, because of its strategy of providing insurance to under-served markets, typically charges 100% or more of prescribed ISO rates.

    All policies written by the Company are either generated by the general agents pursuant to their binding authority or on approval by the Company upon submission by the general agents if the risk falls outside of that authority. In 1998, approximately 92% of the commercial policies written by the Company were on a binding authority basis, generating approximately 91% of the Company's commercial lines gross written premiums. The personal automobile program is written solely on a binding authority basis. The Company has established strict commercial underwriting guidelines within the terms of its agency manual which identify the risks that: (i) are within the binding authority of the general agents; (ii) must be submitted to the Company and (iii) the Company would not insure on any basis.

    The agency manual was prepared after extensive research, including input from the Company's commercial reinsurers, and is regularly updated by the Company's underwriting staff. Generally, the Company provides its general agents with pricing flexibility on a per-policy basis, with the objective that in the aggregate, the weighted average premium of all new and renewal commercial policies written by a general agent are at approximately 110% of ISO rates. According to ISO data, most standard carriers typically price at 60-80% of ISO rates. The Company's underwriting staff carefully monitors its general agents and performs on-site reviews and underwriting audits of its agents on a periodic basis for quality and compliance with Company guidelines.

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

    The Company generally reviews all commercial policies as they are received from general agents for completeness, accuracy, and compliance with the Company's underwriting guidelines. In addition, the Company conducts a detailed audit of each of its general agents at least once a year. The audit involves thoroughly reviewing between 50 and 100 policies to check for completeness, accuracy, pricing, use of proper exclusions, verification of information, and compliance with the Company's regulatory filings, as well as the general agent's use of the Company's overall product lines.

    The Company routinely reviews selected data for its non-standard personal automobile policies as such data is received from its general agent for completeness, accuracy, and compliance with the Company's underwriting guidelines. Generally, the Company conducts detailed on-site audits of its personal lines general agent on a quarterly basis. These audits involve thoroughly reviewing between 50 and 100 policies to verify proper classifications, ratings, accident and violation surcharges, adherence to manual guidelines, use of proper exclusions, verification of information regarding inspections and compliance with the Company's regulatory filings. The Company provides its general agent with written feedback based on the results of its audits and monitors its timely responses to any issues highlighted in such audits.

Claims Management and Administration

    Commercial Claims
    The Company's approach to commercial claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof and to provide a high level of service and support to general agents, retail insurance brokers and insureds throughout the claims process. The Company's commercial general agents have no authority to settle claims or otherwise exercise control over the claims process. All commercial lines claims are supervised and processed centrally by the Company's claims management staff. Senior management reviews all claims over $25,000.

    Personal Automobile Claims
    Prior to November 1998, all personal automobile claims were handled by the Company. All claims for the personal automobile run-off business in the state of Alabama, Nevada, Montana and North and South Dakota are continuing to be handled by the Company's internal claims unit. When the claims are received by the Company, an initial reserve is established using an average reserve which reflects that state's automobile loss experience. Subsequent to the establishment of the initial reserve, adjustments are made to the reserve to reflect the latest information on the claims'estimated settlement costs.

    For personal automobile business written in the state of California, The Company's agent has a claims management company, which as of November 1998, handles all claims on all newly written business as well as any claims that are made on previously written business. Existing open claim files in California will continue to be managed by the Company's internal claims unit. The agent has pre-established settlement authority depending on coverage.
The agent  establishes  an  initial  average  reserve  based  on   California's
experience. Any changes to the initial average reserve must be approved by the Company.

    For claims in the state of Washington, the Company has established similar settlement authority for the management of claims. An outside claims adjusting company has been retained by the Company to manage the run-off claim activity in that state.

    For both outside claims management companies, the Company conducts quarterly audits and reviews the claim file management.

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

    All newly reported claims received with respect to personal automobile policies are established with an initial average reserve. The average reserves for these claims are determined every quarter by dividing all of the closed claims into the total amount paid during the three month period. If a claim is open more than 90 days, that open case reserve is evaluated and the reserve is adjusted upward or downward according to the facts of that particular claim.

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


    The following table sets forth a reconciliation of beginning and ending reserves as shown on the Company's financial statements (on a GAAP basis, without regard to reinsurance) for unpaid losses and loss adjustment expenses for the periods indicated:

                                                                                 Years ended December 31,
                                                                   ------------------------------------------------------
                                                                        1998               1997               1996
                                                                  ----------------  -----------------  -----------------
                                                                                    (in thousands)
Reserves for unpaid losses and loss adjustment expenses,
   at beginning of year                                                  $84,566           $70,728           $ 60,139
                                                                   ----------------  -----------------  -----------------
Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year                       60,740            61,916             48,076
   Increase in provision for insured
      events of prior years                                                1,074               916              3,744
                                                                   ----------------  -----------------  -----------------
Total incurred losses and loss adjustment expenses                        61,814            62,832             51,820
                                                                   ----------------  -----------------  -----------------
Payments:
   Losses and loss adjustment expenses attributable
      to insured events of the current year                               22,716            21,408             17,931
   Losses and loss adjustment expenses attributable
      to insured events of prior years                                    34,727            27,586             23,300
                                                                   ----------------  -----------------  -----------------
Total payments                                                            57,443            48,994             41,231
                                                                   ----------------  -----------------  -----------------
Reserves for unpaid losses and loss adjustment expenses,
   at end of year                                                        $88,937           $84,566           $ 70,728
                                                                   ================  =================  =================

    The Company has experienced adverse development of gross reserves of $1.1 million, $916,000 and $3.7 million in 1998, 1997 and 1996, respectively,for prior years' insured events. The net reserves had unfavorable development of $86,000 and $341,000 for 1998 and 1997 respectively and favorable development of $804,000 in 1996. The unfavorable development on the gross reserves occurred primarily on reserves held as of December 31, 1993, which deficiency is ceded to the Company's reinsurers. The unfavorable development on the net reserves in 1998 and 1997 was primarily due to the personal automobile line. The establishment of reserves is an inherently subjective process and, therefore, the historical gross or net redundancies or deficiencies may not be indicative of the likelihood or amount of future redundancies or deficiencies.

    The following table represents the development of unpaid loss and loss adjustment expense reserves during the ten years ended December 31, 1997. The top of the table reflects the ten year development of the Company's reserves net of reinsurance. The bottom of the table reconciles 1992 through 1998 ending reserves to the gross reserves in the Company's consolidated financial statements. Prior to 1992, the Company developed its reserves on a net of reinsurance basis and restatement for those prior years is not presented. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available about the frequency and severity of claims.


                                         1988     1989    1990     1991    1992     1993     1994     1995    1996    1997    1998
                                       --------  ------   ------  ------  ------   ------   ------   ------  ------  ------  ------
Reserves for unpaid losses and
  Loss Adjustment expense, as stated   $21,741  $25,391  $25,352  $25,681  $26,110  $26,830 $35,307 $46,512 $55,656 $68,863 $72,435

a.  Net cumulative paid as of
     1 year later                       $4,911   $8,655   $6,929   $6,605   $7,381   $6,852 $12,383 $17,208  23,660 $30,236
     2 years later                      10,743   13,361   11,610   10,988   11,127   13,127  20,617  29,612  38,819
     3 years later                      14,132   16,952   14,667   13,325   15,546   18,656  27,266  38,091
     4 years later                      15,823   19,050   16,341   16,417   19,253   22,254  32,119
     5 years later                      17,074   20,359   18,363   19,283   21,503   24,303
     6 years later                      17,405   21,866   20,214   20,872   22,796
     7 years later                      18,303   23,383   21,470   21,881
     8 years later                      19,248   24,476   22,084
     9 years later                      20,133   24,978
     10 years later                     20,658

b.  Reserves re-estimated as of end of year
     1 year later                      $21,036  $25,128  $23,468  $23,228  $24,478  $23,897 $33,601 $45,708 $55,997  $68,946
     2 years later                      21,396   24,329   22,658   22,383   21,945   23,489  34,281  47,225  57,913
     3 years later                      20,570   23,923   22,252   20,471   22,032   24,558  36,453  47,378
     4 years later                      20,206   23,615   21,465   20,819   22,767   26,335  36,359
     5 years later                      19,822   23,639   21,469   21,726   23,935   26,380
     6 years later                      19,499   24,021   21,990   22,550   24,143
     7 years later                      19,621   24,683   22,609   22,761
     8 years later                      20,222   25,379   22,609
     9 years later                      20,829   25,460
     10 years later                     21,079

Net cumulative redundancy (deficiency)    $662    ($69)   $2,743   $2,920   $1,967     $450 ($1,052) ($866) ($2,257)   ($86)

Gross liability for unpaid losses and
 loss adjustment expenses, as stated                                      $31,703  $33,314  $44,796 $60,139 $70,728 $84,566 $88,937
Reinsurance recoverable                                                     5,593    6,484    9,489  13,627  15,072  15,703  16,502
Net liability for unpaid losses and
 loss adjustment expenses, as stated                                      $26,110  $26,830  $35,307 $46,512 $55,656 $68,863 $72,435

Gross liability re-estimated - 1 year later                                $30,609  $32,796  $48,173 $63,884 $71,644 $85,640
Reinsurance recoverable re-estimated                                         6,131    8,899   14,572  18,176  15,647  16,694
Net liability re-estimated - 1 year later                                  $24,478  $23,897  $33,601 $45,708 $55,997 $68,946
                                        ---------------------------------------------------------------------------- ------- -------

Gross liability re-estimated - 2 years later                               $30,390  $36,243  $53,009 $66,405 $74,312
Reinsurance recoverable re-estimated                                         8,445   12,754   18,728  19,180  16,399
Net liability re-estimated - 2 years later                                 $21,945  $23,489  $34,281 $47,225  57,913
                                        ---------------------------------------------------------------------------- ------- -------

Gross liability re-estimated - 3 years later                                $33,992  $41,600  $56,042 $66,891
Reinsurance recoverable re-estimated                                         11,960   17,042   19,589  19,513
Net liability re-estimated - 3 years later                                  $22,032  $24,558  $36,453 $47,378
                                       ------------------------------------------------------------------------------ ------- ------

Gross liability re-estimated - 4 years later                                $38,165  $43,824  $56,167
Reinsurance recoverable re-estimated                                         15,398   17,489   19,808
Net liability re-estimated - 4 years later                                  $22,767  $26,335  $36,359
                                       ------------------------------------------------------------------------------ ------- ------

Gross liability re-estimate - 5 years later                                 $39,956  $44,466
Reinsurance recoverable re-estimated                                         16,021   18,086
Net liability re-estimated - 5 years later                                  $23,935  $26,380
                                             ------------------------------------------------------------------------ ------- ------
Gross liability re-estimate - 6 years later                                 $40,670
Reinsurance recoverable re-estimated                                         16,527
Net liability re-estimated - 6 years later                                  $24,143


Gross cumulative deficiency                                                 ($8,967)($11,152)($11,371)($6,752)($3,584)($1,074)

a. Net cumulative paid "as of" equals the amounts of paid losses and loss adjustment expenses subsequent to the year in which the original reserves were established.
b. Reserves re-estimated "as of" equals the amounts of unpaid losses and loss adjustment expenses which the company would have originally established based on
experience as of the end of each year.  Amounts  were   calculated  as  the sum
of the cumulative paid amounts described in (a.) above plus the amounts of unpaid losses and loss adjustment expenses reevaluated at the end o f each succeeding year end.
                                    Page 13

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

                                                   Years ended December 31,
                                        ----------------------------------------
                                              1998           1997         1996
                                        ------------   -----------  ------------
The Company:
SAP Basis
Loss and loss adjustment expense ratio         62.3%          63.0%        62.7%
Expense ratio                                  35.0           32.3         31.6
                                        ============   ===========  ============
Combined ratio                                 97.3%          95.3%        94.3%
                                        ============   ===========  ============


                                                   Years ended December 31,
                                        ----------------------------------------
                                          1998 (1)       1997 (2)       1996 (2)
                                        ------------   -----------  ------------
Property and casualty insurance industry :
SAP Basis
Loss and loss adjustment expense ratio         75.7%          73.4%        78.6%
Expense ratio                                  27.2%          26.6%        26.2%
Dividend ratio                                  1.4%           1.1%         1.1%
                                        ============   ===========  ============
Combined ratio                                104.3%         101.1%       105.9%
                                        ============   ===========  ============

(1) Source: Industry Estimate for the first nine months of 1998, Best Week, P/C Supplement, December 14, 1998 edition, including dividend ratios.
(2)   1997 and 1996, Best Aggregates & Averages - P/C.



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

    The Company's current treaty reinsurance is with General Re, which is rated "A++ (Superior)" by A.M. Best. Since January 1995, the Company has maintained net retention limits of $500,000 (including indemnity and/or loss adjustment expense) for casualty insurance. Net retention limits for property insurance were $300,000 for 1998 and $200,000 per risk for 1997 and 1996. The combined Company retention for any one loss resulting from a common occurrence involving both the property and casualty coverage on a single risk of $500,000. The
Company also maintains casualty contingent excess coverage with General Re, which covers exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits (such as bad faith and errors and omissions) and liability actions brought by two or more of the Company's insureds against each other resulting from the same occurrence.

    For 1998 and 1999, the Company is covered for catastrophe losses by a consortium of reinsurers including General Re, Lloyds and other "A" rated or better reinsurers. Under the terms of the agreement, the Company retains the first $2 million of losses and the consortium reinsures 95.0% of the next $23 million, with the Company retaining 5.0% of each layer (1st layer, $3 million, 2nd layer, $5 million, 3rd layer, $15 million) within the $23 million.

    The Company may write individual risks with limits greater than the treaty limits on a per policy basis by using facultative reinsurance. The facultative reinsurers must also meet Penn-America's reinsurer guidelines.

The following table reflects the amount of premiums written and ceded under reinsurance treaties:

                                                   Years ended December 31,
                                       -----------------------------------------
                                              1998           1997          1996
                                              ----           ----          ----
                                                         (in  thousands)
Gross written premiums                      $ 95,097     $ 104,694      $ 80,496
Ceded written premiums                         7,268         8,133         7,027

Investments

The Company's investment policy seeks to maximize investment income consistent with the overriding objective of maintaining liquidity and minimizing risk. Approximately 98% of the Company's fixed income securities as of December 31, 1998 were rated "A" or better by Standard & Poor's or an equivalent rating by Moody's. As of December 31, 1998, the Company's fixed maturity investments had an average duration of 3.0 years. Publicly traded equity securities, the majority of which consisted of preferred stocks, represented 15.9% of the Company's investment portfolio as of December 31, 1998.

    As of December 31, 1998, the Company's investment portfolio contained $31.0 million of mortgage- and asset-backed securities. All of these securities are "AAA" rated securities issued by government and government-related agencies, are publicly traded, and have market values obtained from an external pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Although the Company is permitted to invest in other derivative financial instruments, real estate mortgages and real estate, the Company does not participate in these markets and does not have any such investments in its investment portfolio.

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

    The Investment Committee retained New England Asset Management ("NEAM"), a subsidiary of Gen Re to manage its fixed income portfolio and Carl Domino Associates, L.P. ("CDA"), a registered investment advisor, to recommend purchases and sales for the equity portfolio.

The following table shows the classifications of the Company's investments at December 31, 1998:

                                                                                        Amount
                                                                                       reflected
                                                                       Fair           on balance        Percent of
                                                                       value             sheet            total
                                                                   --------------   ----------------    -------------
                                                                                    (in thousands)
Fixed maturities:
    Available for sale:
      U.S. Treasury securities and obligations of
         U.S. government agencies                                    $ 5,661            $ 5,661               3.6%
      Corporate securities                                            29,748             29,748              18.7%
      Mortgage-backed securities                                      10,167             10,167               6.4%
      Other structured securities                                     15,737             15,737               9.9%
      Municipal                                                       35,919             35,919              22.6%
      Public Utilities                                                 8,366              8,366               5.3%
                                                                   --------------   ---------------     -------------
      Total                                                          105,598            105,598              66.5%
                                                                   --------------   ---------------     -------------

    Held to maturity:
      U.S. Treasury securities and obligations of
         U.S. government agencies                                     11,194             11,046               7.0%
      Corporate securities                                             9,496              9,396               5.9%
      Mortgage-backed securities                                       5,158              5,123               3.2%
      Municipal                                                          403                399               0.3%
      Public utilities                                                 1,019                992               0.6%
                                                                   --------------   ---------------     --------------
      Total                                                           27,270             26,956              17.0%

                                                                   --------------   ----------------    -------------
Total fixed maturity securities                                      132,868            132,554              83.5%
                                                                   --------------   ----------------    -------------

Equity securities:
      Common stock                                                     8,112              8,112               5.1%
      Preferred stock                                                 17,126             17,126              10.8%
                                                                   --------------   ---------------     -------------
      Total equity investments                                        25,238             25,238              15.9%
                                                                   --------------   ---------------     -------------

Short-term investments                                                   997                997               0.6%
                                                                   ==============   ===============     =============
      Total investments                                             $159,103           $158,789             100.0%
                                                                   ==============   ===============     =============


    The following table sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1998:

                                            Amortized   Percentage    Cumulative
                                               Cost    of portfolio   percentage
                                         ---------------------------------------
                                                        (in thousands)
            Ratings (1)
-------------------------------------------

AAA (including U.S. government obligations)   $73,219       56.2 %        56.2 %
AA                                             20,674       15.9          72.1
A                                              33,420       25.6          97.7
BBB                                             3,008        2.3         100.0
                                         ---------------------------------------
                               Total         $130,321      100.0 %       100.0 %
                                         =======================================



(1) Ratings are assigned primarily by Standard & Poor's with the remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.


    The following table sets forth the net investment income results of the Company for each of the years in the periods indicated:
                                           1998             1997           1996
                                          ------           ------        ------
                                                (in thousands)

Interest on fixed maturities                $8,921        $ 7,506        $ 6,108
Dividends on equity securities               1,528          1,123            691
Interest on short-term
    investments and cash                       732            852            380
Other                                            2             42             61
                                     -------------------------------------------
Total investment income                     11,183          9,523          7,240
Investment expense                           (420)          (305)          (535)
                                     -------------------------------------------
Net investment income                      $10,763        $ 9,218        $ 6,705
                                     ===========================================

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

Regulation

    General. The Company is subject to regulation under the insurance statutes and regulations, including insurance holding company statutes, of the various states in which it does business. These statutes are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders, and they relate to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. All insurance companies must file annual statements with certain state regulatory agencies and are subject to regular and special financial examinations by those agencies. The last regulatory financial examination of Penn-America Insurance Company was completed by the Pennsylvania Insurance Department in 1995, covering the five-year period ended December 31, 1994, and for Penn-Star Insurance Company in 1997, covering its initial licensing by the Department.

    Since 1993, Penn-America Insurance Company has maintained an "A (Excellent)" rating from A.M. Best Company, Inc. ("A.M. Best"), which rating was reaffirmed by A.M. Best on August 31, 1998, and included Penn-Star as a pooled rating. A.M. Best's ratings are based upon factors of concern to policyholders, including financial condition and solvency, and are not directed to the protection of investors.

    Penn-America Insurance Company and Penn-Star Insurance Company combined are licensed as an admitted insurer in 34 states and are approved non-admitted (excess and surplus lines) insurer in the other 16 states and the District of Columbia as of December 31, 1998. All insurance is written through licensed agents and brokers. In states in which the Company operates on a non-admitted basis, general agents and their retail insurance brokers generally are required to certify that a certain number of licensed admitted insurers will not write a particular risk prior to placing that risk with the Company.

    Insurance Holding Company Laws. Pennsylvania, the Companies' state of domicile, has laws governing insurers and insurance holding companies. The Pennsylvania statutes generally require insurers and insurance holding companies to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Under the statutes, a person must generally obtain the Pennsylvania Insurance Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of the Company or any of its insurance company subsidiaries. The insurance department's determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition would be reduced. All transactions within a holding company's group affecting an insurer must be fair and reasonable, and the insurer's policyholders' surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company group.
                                    Page 18

    Dividend Restrictions. As an insurance holding company, PAGI is primarily dependent on dividends and other permitted payments from Penn-America to provide cash for the payment of any cash dividends to its stockholders. The payment of dividends to PAGI by Penn-America and to Penn-America by Penn-Star are subject to state regulations, primarily the insurance laws of Pennsylvania. Generally, these laws provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of 100% of its statutory net income for the most recent calendar year or 10% of its statutory policyholders' surplus as of the preceding year end. The maximum annual dividends payable by Penn-America without prior approval in 1999 is approximately $9.5 million. Penn-America paid a dividend of approximately $8.0 million to PAGI in 1998. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted.

    During 1998, the Board of Directors of PAGI approved a corporate stock repurchase plan. Initially, up to 1 million shares were authorized by the Board. Subsequently, in February 1999, an additional 500,000 shares were authorized for a total of 1.5 million shares authorized by the Board. As of December 31, 1998, 542,325 shares were acquired by the Company at a cost of approximately $5.6 million. As of March 15, 1999, an additional 666,000 shares have been acquired by the Company.

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


Employees

    The Company has approximately 105 employees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

ITEM 2.              PROPERTIES

    The Company leases  approximately  23,000 square feet in an office  building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement which expires on June 30, 2000, and provides for an annual rental payment of approximately $281,112, which amount is considered by the Company to be at fair market value. The lessee has the option to renew the lease for one additional five year period at the expiration of the original term of the lease.


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


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 1998 to a vote of holders of the Company's Common Stock.
                                    Page 20

                                  PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

    The "Market for Common Stock and Related Security Holder Matters" section on page 31 of the Company's annual report to stockholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 6.           SELECTED FINANCIAL DATA

    The "Selected Consolidated Financial Data" section on page 8 of the Company's Annual Report to stockholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section on pages 9 to 17 of the Company's Annual Report to stockholders for the year ended December 31, 1998, which is included as Exhibit
(13) to this Form 10-K Report, is incorporated herein by reference.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements on pages 18 to 30 of the Company's Annual Report to stockholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Director's information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

    Executive Officers of the Registrant as of March 12, 1999 are as follows:

Irvin Saltzman                 76         Chairman of the Board of Directors of
                                          PAGI and Penn-America

Jon S. Saltzman                41         President and Chief Executive Officer
                                          of PAGI and Penn-America, and Director

Rosemary R. Ferrero, CPA       43         Vice  President-Finance, and Treasurer
                                          of PAGI,  Vice  President,  and Chief
                                          Financial  Officer of Penn-America

John M. DiBiasi, CPCU          44         Executive Vice President,Underwriting
                                          and Marketing of Penn-America

Garland P. Pezzuolo            34         Secretary and General Counsel

ITEM 11.          EXECUTIVE COMPENSATION

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.
                                    Page 22

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

a.) The following consolidated financial statements, financial statement schedules and exhibits are filed as part of this report:

  1.  Consolidated Financial Statements
                                                                        Page*
                                                                  --------------

        Consolidated Balance Sheets at December 31, 1998 and 1997            18
        Consolidated Statements of Earnings for the years ended
          December 31, 1998, 1997, and 1996                                  19
        Consolidated  Statements  of  Stockholders'  Equity for
          the years ended  December 31, 1998, 1997, and 1996                 20
        Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997, and 1996                                  21
        Notes to Consolidated Financial Statements                         22-29
        Independent Auditors' Report                                         30

    The following consolidated financial statement schedules for the years 1998, 1997 and 1996 are submitted herewith:

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

        EPS - Statement if not included in notes to financial statements.

---------------
*Refers to the respective pages of Penn-America Group's 1998 Annual Report to Stockholders attached as Exhibit (13). The Consolidated Financial Statements and Independent Auditors' Report on pages 18 to 30 are incorporated herein by
reference.   With  the  exception  of  the  portions  of  such  Annual  Reports specifically incorporated by reference in this Item and Items 5,6,7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of section 18 of the Securities and Exchange Act of 1934.

                                  Exhibit Index
Exhibit No.       Description

    3.1 Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

    3.2           Bylaws of the Registrant. Incorporated by reference to Exhibit
                  3.2 to the Registrant's  Registration  Statement  on  Form S-1
                 (No.33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

   10.2 Agency Agreement between Penn-America Insurance Company ("Penn-America") and Carnegie General Agency. Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

   10.2(a) Amended Carnegie Agreement, effective March 1, 1998, filed with the Registrant's report on Form 10-K for the period ended December 13, 1997, which has been filed with the Securities and Exchange Commission.

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

   10.5 1993 Property Per Risk Excess of Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation. Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

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

   10.7 Agreement dated August 20, 1993, between Penn Independent Corporation ("Penn Independent") and the Registrant regarding the reimbursement of certain employment costs. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 26, 1993.

   10.7(i) Amendment, effective January 1, 1995, to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

   10.7(ii) Amendments dated January 1, 1996 and March 1, 1996, to August 20, 1993 Agreement between Penn Independent and
                  Registrant regarding the sharing of certain operating costs. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the SEC.

   10.7(iii)      Amendment  dated  March 1, 1997 to August  20,  1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1997, which has been filed with the Securities and Exchange Commission.

   10.7(iv) Amendment dated January 1, 1999 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.
                                    Page 25

Exhibit No.       Description

   10.9 Restated Investment Advisory Agreement effective July 1, 1990 between Penn America and Carl Domino Associates, L.P. Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

   10.9(i) Amended Investment Advisory Agreement effective September 1, 1997, between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P. filed with the
                  Registrant's   Report  on  Form  10-K for the period  ending
                  December 31, 1997,  which was filed with the SEC.

   10.9(ii) Agreement dated April 15, 1997, between and among General Re, New England Asset Management, Inc., Penn-America, and its subsidiary, Penn-Star filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the SEC.

   10.10          1993 Stock Incentive Plan.  Incorporated by reference to
                  Exhibit 10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No.33-66892)filed with the Securities and Exchange Commission on September 29, 1993.

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

Exhibit No.       Description

   10.14(i)       Endorsement   No. 1 to  Multiple   Line   Excess  of  Loss
                  Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1,1995. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

   10.14(ii)      Endorsement   No. 2  to   Multiple   Line   Excess  of  Loss
                  Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1,1995. Filed with Registrant's Report on Form 10-K for the period ended December 31, 1995 which has been filed with the Securities and Exchange Commission.

   10.14(iii)     1996 Property & Liability Reinsurance Agreement with GeneralRe
                  Corporation effective May 1, 1996. Filed with the Registrant's
                  Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange
                  Commission.

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

   10.17(i) Penn-America Insurance Company's Agency Award and Profit Sharing Plan, attached as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-49055) filed with the SEC on March 31, 1998.

   10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Coproration effective May 1, 1996. Filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

   13             1998 Annual Report to Shareholders.

   21 As of December 31, 1997, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

Exhibit No.       Description

   23             Independent Auditor's Consent and Report on Schedules


   28.1 Loan and Security Agreement, Term Note and Stock Pledge Agreement dated December 20, 1995 between Registrant and PNC Bank (successor to Midlantic Bank, N.A). Filed with the Registrant's Report on Form 10-K for the period ending December 31,1995 which has been filed with the Securities and Exchange Commission.

   28.2 Credit Agreement among Registrant, Certain Lenders and First Union National Bank dated September 28, 1998


   30.0 Reinsurance Pooling Agreement between Penn-America Insurance Company and Penn-Star Insurance Company dated July 1, 1998.


                                                                            PENN-AMERICA GROUP, INC.
                                                Schedule I - Summary of Investments - Other than Investments in Related Parties
                                                                                 (in thousands)

                                                                                    December 31, 1998
                                                             --------------------------------------------------------------------
                                                                    Amortized                                   Amount shown on
                                                                      Cost                Fair Value             Balance Sheet
                                                                ------------------     -----------------      ---------------------
Fixed maturities:

Available for sale
      U.S. treasury securities and obligations of
        U.S. government agencies                                          $ 5,512                $ 5,661                $ 5,661
      Corporate securities                                                 28,725                 29,748                 29,748
      Mortgage-backed securities                                           10,074                 10,167                 10,167
      Other structured securities                                          15,668                 15,737                 15,737
      Municipal                                                            35,295                 35,919                 35,919
      Public Utilities                                                      8,091                  8,366                  8,366
                                                                ------------------     -----------------       -----------------
      Total available for sale                                            103,365               105,598                 105,598
                                                                ------------------     -----------------       -----------------

Held to maturity
      U.S. treasury securities and obligations of
        U.S. government agencies                                           11,046                 11,194                 11,046
      Corporate securities                                                  9,396                  9,496                  9,396
      Mortgage-backed securities                                            5,123                  5,158                  5,123
      Municipal                                                               399                    403                    399
      Public Utilities                                                        992                  1,019                    992
                                                                ------------------     -----------------       -----------------
      Total held to maturity                                               26,956                27,270                  26,956
                                                                ------------------     -----------------       -----------------
     Total fixed maturities                                               130,321               132,868                 132,554
                                                                ------------------     -----------------       -----------------

Equity securities:
      Common stock                                                          6,556                 8,112                   8,112
      Preferred stock                                                      16,802                17,126                  17,126
                                                                                       -----------------       -----------------
                                                                ------------------
      Total equity investments                                             23,358                25,238                  25,238
                                                                ------------------     -----------------       -----------------

Short term investments:                                                       997                   997                     997
                                                                ------------------                             -----------------
                                                                ==================     =================       =================
      Total investments                                                 $ 154,676             $ 159,103               $ 158,789
                                                                ==================     =================       =================

                                    Page 29

                            PENN-AMERICA GROUP, INC.
         Schedule II--Condensed Financial Information of Parent Company
                            Condensed Balance Sheets
                        (in thousands except share data)



                                                    December 31,
                                          -------------------------------------
                                                  1998                 1997
                                           ----------------     ----------------
ASSETS
     Cash                                         $    316            $   1,516
     Short-term investments                            997                  ---
     Investment in subsidiary, equity method        98,355               95,390
     Other assets                                      962                  594
                                           ================     ================
           Total assets                           $100,630             $ 97,500
                                           ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses           $ ---                $ 193
                                            ---------------     ----------------

                                           ----------------     ----------------
                                           ----------------     ----------------
            Total liabilities                       $  ---                $ 193
                                           ----------------     ----------------

Stockholders' equity:
     Preferred stock, $ .01 par value;
      authorized 2,000,000 shares; none issued
     Common  stock,  $.01 par  value;
      authorized  20,000,000  in 1998 and 1997;
      issued and outstanding  1998;  9,938,179;
      and 9,395,854  respectively; issued and
      outstanding 1997; 9,883,384 shares                99                   99

     Additional paid-in capital                     69,035               68,221
     Accumulated Other comprehensive income          2,714                1,649
     Treasury stock, 542,325 shares, at cost        (5,643)                 ---
     Retained earnings                              34,779               27,849
                                           ----------------     ----------------
                                                   100,984               97,818
     Unearned compensation from restricted
       stock awards                                   (354)                (511)
                                           ----------------     ----------------
         Total stockholders' equity                100,630               97,307
                                           ----------------     ----------------
         Total liabilities and stockholders'
            equity                                $100,630             $ 97,500
                                           ================     ================




                                              PENN-AMERICA GROUP, INC.
                           Schedule II--Condensed Financial Information of Parent Company
                                          Condensed Statements of Earnings
                                        (in thousands except per share data)


                                                                               Years ended December 31,
                                                                   --------------------------------------------------
                                                                       1998               1997              1996
                                                                   -------------      -------------     -------------
Dividend income                                                       $7,950            $ 1,555           $ 3,258
Other                                                                     65                122                10
Operating expenses                                                    (1,532)            (1,636)           (1,653)
Income tax benefit                                                       499                539               552
                                                                   -------------      -------------     -------------
Income before equity in undistributed
     net income of subsidiary                                          6,982                580             2,167
Equity in undistributed net earnings
     of subsidiary                                                     1,899              9,065             4,826
                                                                   -------------      -------------     -------------

Net earnings                                                          $8,881            $ 9,645           $ 6,993
                                                                   =============      =============     =============

Net earnings per share
    Basic                                                              $0.91             $ 1.19            $ 1.05
    Diluted                                                            $0.90             $ 1.17            $ 1.04
Weighted average number of shares used in calculating
    per share data
    Basic                                                              9,766              8,126            6,663
    Diluted                                                            9,873              8,228            6,743

Cash dividends per share                                               $0.20             $ 0.16            $ 0.11
                                                                   =============      =============     =============

                                    Page 31


                                                                            PENN-AMERICA GROUP, INC.
                                                        Schedule II - Condensed Financial Information of Parent Company
                                                                       Condensed Statements of Cash Flows
                                                                                 (in thousands)


                                                                                                       Years ended
                                                                                                       December 31,
                                                                                       ---------------------------------------------
                                                                                          1998            1997            1996
                                                                                          ----            ----            ----
                                                                                                                           <C.
Cash flows from operating activities:
     Net earnings                                                                          $8,881        $ 9,645          $6,993
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
     Equity in undistributed net earnings of subsidiary                                    (1,899)        (9,065)         (4,826)
     Increase (decrease) in :
         Accounts payable and accrued expenses                                              (193)            (22)            (54)
         Other, net                                                                         (522)           (200)           (352)
         Amortization                                                                        309             221             133


                                                                                      -------------   -------------   --------------
            Net cash provided by operating activities                                      6,576             579           1,894
                                                                                      -------------   -------------   --------------

Cash flows from financing activities:
     Repayment of notes payable                                                               ---         (9,000)         (1,150)
     Issuance of common stock (net of expenses)                                               815         45,897             259
     Purchase of treasury stock                                                            (5,643)           ---             ---
     Dividends paid                                                                        (1,951)        (1,329)           (711)
                                                                                       ------------   -------------   --------------
            Net cash (used)provided by financing activities                               (6,779)        35,568          (1,602)
                                                                                       ------------   -------------   --------------
Cash flows from investing activities:
     Purchase of short- term investments                                                     (997)           ---             ---
     Equity contributions to subsidiary                                                       ---        (35,000)            ---
                                                                                       -----------   --------------   --------------
            Net cash (used) by investing activities                                          (997)        (35,000)            ---
                                                                                       -----------   --------------   --------------

(decrease) increase in cash                                                                (1,200)         1,147             292

Cash, beginning of period                                                                   1,516            369              77

                                                                                       ============   =============   ==============
Cash, end of period                                                                        $  316        $ 1,516          $  369
                                                                                       ============   =============   ==============

Page 32


                                                                       PENN-AMERICA GROUP, INC.
                                                          Schedule III - Supplementary Insurance Information
                                                             Years Ended December 31, 1998, 1997 and 1996
                                                                            (in thousands)

                                  Liability                                                   Amorrtization
                                 for Unpaid                                                        of
                     Deferred    Losses and                                         Losses      Deferred
                      Policy        Loss                                 Net        and Loss     Policy         Other          Net
                    Acquisition  Adjustment  Unearned     Earned     Investment   Adjustment   Acquisition   Underwriting   Premiums
                       Costs      Expenses   Premiums    Premiums      Income      Expenses       Costs        Expenses      Written
                       -----      -------    --------    --------      ------      --------       -----        --------      -------
1998
Commercial          $ 7,553     $ 69,845     $ 30,625     $ 62,949     $ 4,119     $ 37,121      $ 17,112      $ 1,575     $ 64,283
Personal              1,175       19,092        3,628       26,544         943       18,612         8,340          207       23,546
Unallocated               -            -            -            -       5,701            -             -        4,607           -
                   ---------    --------     --------      -------      -------    --------      --------       -------     -------
     Total          $ 8,728     $ 88,937     $ 34,253     $ 89,493    $ 10,763     $ 55,733      $ 25,452      $ 6,389     $ 87,829
                   ---------    --------     --------      -------      -------    --------      --------       -------     -------

1997
Commercial          $ 6,449     $ 69,022     $ 29,546     $ 57,189     $ 4,214     $ 32,723      $ 14,327      $ 1,495     $ 60,768
Personal              2,114       15,544        6,627       34,460         774       25,005        10,657          347       35,793
Unallocated               -            -            -            -       4,230            -             -        3,998            -
                   ---------    --------     --------      -------      -------    --------      --------       -------     -------
     Total          $ 8,563     $ 84,566     $ 36,173     $ 91,649     $ 9,218     $ 57,728      $ 24,984      $ 5,840     $ 95,561
                   ---------    --------     --------      -------      -------    --------      --------       -------     -------
1996
Commercial          $ 5,612     $ 63,000     $ 25,570     $ 49,667     $ 3,375     $ 30,887      $ 11,785      $ 1,241     $ 51,768
Personal              1,619        7,728        5,295       19,414         382       12,405         6,000          147       21,701
Unallocated               -            -            -            -       2,948            -             -        2,961            -
                    ---------    --------     --------      -------      -------    --------      --------       -------     ------
    Total           $ 7,231     $ 70,728     $ 30,865     $ 69,081     $ 6,705     $ 43,292      $ 17,785      $ 4,349     $ 73,469
                    ---------    --------     --------      -------      -------    --------      --------       -------     ------


                                                                       PENN-AMERICA GROUP, INC.
                                                                       Schedule IV - Reinsurance
                                                             Years Ended December 31, 1998, 1997 and 1996
                                                                            (in thousands)







                                               Ceded to         Assumed                        Percentage
                                                 Other         from Other                    of Assumed to
                               Direct          Companies       Companies      Net Amount          Net
                            --------------   --------------   -------------  -------------   ---------------
          1998
Premiums
    Property and               $  94,831          $7,268            $266        $87,829                0.3%
    liability insurance
                            ==============   ==============   =============  =============   ===============
             Total
    premiums                   $  94,831          $7,268            $266        $87,829                0.3%
                            ==============   ==============   =============  =============   ===============

          1997
Premiums
    Property and
    liability insurance        $ 104,694          $8,133             ---        $96,561              ---
                            ==============   ==============   =============  =============   ===============
             Total
    premiums                   $ 104,694          $8,133             ---        $96,561              ---
                            ==============   ==============   =============  =============   ===============

          1996
Premiums
    Property and
    liability insurance        $  80,496          $7,027             ---        $73,469              ---
                            ==============   ==============   =============  =============   ===============
             Total
    premiums                   $  80,496          $7,027             ---        $73,469              ---
                            ==============   ==============   =============  =============   ===============



                                                                       PENN-AMERICA GROUP, INC.
                                                      Schedule VI - Supplemental Insurance Information Concerning
                                                                  Property and Casualty Subsidiaries
                                                             Years Ended December 31, 1998, 1997 and 1996
                                                                            (in thousands)



                                      Liability                                 Loss and Loss
                                      for Unpaid         Discount            Adjustment Expenses
                                      Losses and          if Any,            (Benefits) Incurred              Paid Losses
                                         Loss            Deducted                 Related to                    and Loss
                                                                        -------------------------------
                                      Adjustment           from           Current          Prior               Adjustment
                                       Expenses          Reserves           Year            Year                Expenses
                                    ---------------    --------------   -------------   ---------------    -------------------
Years Ended
       December 31, 1998                $88,937                           $55,647              $86                $52,161
       December 31, 1997                 84,566                            57,387              341                 44,521
       December 31, 1996                 70,728                            44,096             (804)                34,148






                                              PENN-AMERICA GROUP, INC.
                                             Exhibit II-- Statement re:
                                Computation of Per Share Basic and Diluted Earnings
                                    Years ended December 31, 1998, 1997 and 1996
                                        (in thousands except per share data)



                                                                               Years ended December 31,
                                                                   --------------------------------------------------
                                                                       1998               1997              1996
                                                                   -------------      -------------     -------------
Basic EPS:
Net earnings                                                          $8,881             $9,645            $6,993
                                                                   -------------      -------------     -------------

Weighted average common shares outstanding                             9,766              8,126             6,663
                                                                   -------------      -------------     -------------
Basic EPS                                                              $0.91              $1.19             $1.05
                                                                   -------------      -------------     -------------

Diluted EPS:
Net Earnings                                                          $8,881             $9,645            $6,993
                                                                   -------------      -------------     -------------

Weighted average common shares outstanding                             9,766              8,126             6,663
Additional shares outstanding after the assumed exercise of
    options by applying the treasury stock method                        107                102                80
                                                                   -------------      -------------     -------------
Total                                                                  9,873              8,228             6,743
                                                                   -------------      -------------     -------------
Diluted EPS                                                             $0.90             $1.17              $1.04
                                                                   -------------      -------------     -------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Penn-America Group, Inc.

Date:  March  25, 1999                        By: /s/ Jon S. Saltzman
                                               -------------------
                                               Jon S. Saltzman,
                                               President and Chief Executive
                                               Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman          Chairman of the Board of Directors    March 25, 1999
--------------------        and Director
Irvin Saltzman

/s/ Jon S. Saltzman         President, Chief Executive Officer    March 25, 1999
--------------------        and Director (Principle Executive
Jon S. Saltzman              Officer)

/s/ James E. Heerin, Jr.    Director                              March 25, 1999
------------------------
James E. Heerin, Jr.

/s/ Robert A. Lear          Director                              March 25, 1999
------------------------
Robert A. Lear

/s/ Rosemary R. Ferrero     Vice President-Finance and Treasurer  March 25, 1999
------------------------   (Principle Financial Accounting Officer)
Rosemary R. Ferrero

/s/ Garland P. Pezzuolo     Secretary and General Counsel         March 25, 1999
------------------------
Garland P. Pezzuolo

/s/ Paul Simon              Director                              March 25, 1999
-----------------------
Paul Simon

/s/ Charles Ellman          Director                              March 25, 1999
-----------------------
Charles Ellman

/s/ M. Moshe Porat          Director                              March 25, 1999
-----------------------
M. Moshe Porat

/s/ Jami Saltzman-Levy      Director                              March 25, 1999
------------------------
Jami Saltzman-Levy

/s/ Thomas Spiro            Director                              March 25, 1999
-----------------------
Thomas Spiro