Form 10-Q
period 1999-03-31
PENN AMERICA GROUP INC
filed 1999-05-17
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

( x ) QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                                       --------------

                                       OR

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number                   0-22316
                                   --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-2731409
----------------------------------          ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                420 South York Road, Hatboro, Pennsylvania 19040
     -----------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (215) 443-3600
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At May 13, 1999, 8,767,444 shares of the registrant's common stock, $.01 par value, were outstanding.

                    Penn-America Group, Inc. and SubsidiarIES
                                      Index

                                                                     Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - March 31, 1999 and
                December 31, 1998                                          3

         Consolidated Unaudited Statements of Earnings - For the three
                months ended March 31, 1999 and 1998                       4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the three months ended March 31, 1999                  5

         Consolidated Unaudited Statements of Cash Flows -
                For the three months ended March 31, 1999 and 1998         6

         Notes to Unaudited Consolidated Financial Statements              7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 12

Part II - Other Information                                               21

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                                            March 31,        December 31,
                                                                                               1999              1998
                                                                                            ---------         ---------
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 1999, $112,333;
       1998, $103,365)                                                                      $ 113,546         $ 105,598
       Held to maturity, at amortized cost (fair value 1999, $22,397; 1998, $27,270)           22,247            26,956
    Equity securities, at fair value (cost 1999, $26,962; 1998, $23,358)                       27,838            25,238
    Short-term investments, at cost, which approximates fair value                                 --               997
                                                                                            ---------         ---------
       Total investments                                                                      163,631           158,789
Cash                                                                                           11,372            24,077
Receivables:
    Accrued investment income                                                                   2,188             1,871
    Premiums receivable, net                                                                   10,827            10,349
    Reinsurance recoverable                                                                    17,861            18,766
                                                                                            ---------         ---------
       Total receivables                                                                       30,876            30,986
Prepaid reinsurance premiums                                                                    2,569             2,809
Deferred policy acquisition costs                                                               8,692             8,728
Capital lease                                                                                   1,905             2,051
Deferred income taxes                                                                           2,401             1,598
Income tax recoverable                                                                             --               884
Other assets                                                                                      504               582
                                                                                            ---------         ---------
       Total assets                                                                         $ 221,950         $ 230,504
                                                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                                $  88,343         $  88,937
  Unearned premiums                                                                            33,294            34,253
  Accounts payable and accrued expenses                                                           838             1,179
  Capitalized lease obligation                                                                  1,923             2,080
  Other liabilities                                                                             3,677             3,425
  Income tax payable                                                                               83                --
                                                                                            ---------         ---------
         Total liabilities                                                                    128,158           129,874
                                                                                            ---------         ---------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                                    --                --
  Common stock, $.01 par value; authorized 20,000,000 shares;
     issued 1999, 9,948,326 and 1998 9,938,179 shares, outstanding 1999,
     8,736,201 and 1998, 9,395,854 shares                                                          99                99
  Additional paid-in capital                                                                   69,127            69,035
  Accumulated other comprehensive income                                                        1,378             2,714
  Retained earnings                                                                            36,540            34,779
  Treasury stock, 1999, 1,212,125 shares; 1998, 542,325 shares, at cost                       (12,952)           (5,643)
                                                                                            ---------         ---------
                                                                                               94,192           100,984
  Unearned compensation from restricted stock awards                                             (400)             (354)
                                                                                            ---------         ---------
         Total stockholders' equity                                                            93,792           100,630
                                                                                            ---------         ---------

         Total liabilities and stockholders' equity                                         $ 221,950         $ 230,504
                                                                                            =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

               For the three months ended March 31, 1999 and 1998
                     (In thousands, except per share data)

                                                            Three months ended March 31,
                                                               1999            1998
                                                             --------        --------
Revenues:
    Premiums earned                                          $ 21,462        $ 23,035
    Net investment income                                       2,410           2,775
    Net realized investment gains (losses)                        556             (34)
                                                             --------        --------
       Total revenues                                          24,428          25,776
                                                             --------        --------

Losses and expenses:
    Losses and loss adjustment expenses                        13,724          14,291
    Amortization of deferred policy acquisition costs           6,153           6,370
    Other underwriting expenses                                 1,453           1,394
    Interest expense                                               36              44
                                                             --------        --------
       Total losses and expenses                               21,366          22,099
                                                             --------        --------

Earnings before income tax                                      3,062           3,677

Income tax                                                        853           1,097
                                                             --------        --------

Net earnings                                                 $  2,209        $  2,580
                                                             ========        ========

Net earnings per share:
         Basic                                               $   0.24        $   0.26
         Diluted                                             $   0.24        $   0.26

Weighted average number of shares outstanding:
         Basic                                                  9,129           9,896
         Diluted                                                9,204          10,009


Cash dividends per share                                     $   0.05        $   0.05



     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the three months ended March 31, 1999
                        (In thousands, except share data)

                                                                                                                 Unearned
                                                                               Accumulated                     Compensation
                                                                                  Other                            From
                                                      Common Stock   Additional  Compre-                        Restricted
                                                  ------------------  Paid-In    hensive  Retained    Treasury     Stock
                                                    Shares    Amount  Capital    Income   Earnings     Stock       Awards   Total
                                                  ----------  ------ ---------   ------- ----------  ----------   -------- -------
Balance at December 31, 1998                      9,938,179    $99     $69,035   $2,714    $34,779    $(5,643)     $(354)  $100,630
Net earnings                                                                                 2,209                            2,209
Other comprehensive (losses) income,
  net of tax:
      Unrealized losses on investments, net of
       reclassification adjustment                                               (1,336)                                     (1,336)
                                                                                                                           --------
Comprehensive income                                                                                                            873
                                                                                                                           --------
Issuance of common stock                             10,147                 92                                                   92
Unearned compensation  from  restricted
  stock awards                                                                                                       (91)       (91)
Amortization of compensation expense from
  restricted  stock awards issued                                                                                     45         45
Cash dividends paid ($0.05 per share)                                                         (448)                            (448)
Purchase of treasury stock, 669,800 shares                                                             (7,309)               (7,309)
                                                  ---------------------------------------------------------------------------------
Balance at March  31, 1999                        9,948,326    $99     $69,127   $1,378    $36,540   $(12,952)     $(400)   $93,792
                                                  =================================================================================

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the three months ended March 31, 1999 and 1998
                                 (In thousands)

                                                                               Three months ended March 31,
                                                                                  ----------------------
                                                                                     1999         1998
                                                                                  --------      --------
Cash flows from operating activities:
    Net earnings                                                                  $  2,209      $  2,580
    Adjustments to reconcile net earnings to net cash provided by
      Operating activities:
         Amortization and depreciation expense                                         190           120
         Net realized investment (gains)/losses                                       (556)           34
         Deferred income tax                                                          (114)         (227)
         Net decrease in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                    (1,197)       (1,052)
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                 312         1,216
         (Increase) decrease in:
           Accrued investment income                                                  (317)         (171)
           Deferred policy acquisition costs                                            36            39
           Income tax recoverable                                                      884            40
           Other assets                                                                 46           (80)
         Increase (decrease) in:
           Accounts payable and accrued expenses                                      (341)         (784)
           Income taxes payable                                                         83         1,285
           Other liabilities                                                           252           478
                                                                                  --------      --------
               Net cash provided by operating activities                             1,487         3,478
                                                                                  --------      --------

Cash flows from investing activities:
    Purchases of equity securities                                                  (5,179)       (7,540)
    Purchases of fixed maturities available for sale                               (13,013)      (22,250)
    Purchases of fixed maturities held to maturity                                  (1,058)           --
    Proceeds from sales of equity securities                                         2,131         7,576
    Proceeds from sales and maturities of fixed maturities available for sale        3,948        12,134
    Proceeds from maturities and calls of fixed maturities held to maturity          5,773         7,096
    Change in short-term investments                                                   997         3,454
                                                                                  --------      --------
         Net cash (used) provided by investing activities                           (6,401)          470
                                                                                  --------      --------

Cash flows from financing activities:
    Issuance of common stock                                                            --           188
    Purchase of treasury stock                                                      (7,309)           --
    Principal payments on capital lease obligations                                    (34)          (32)
    Dividends paid                                                                    (448)         (495)
                                                                                  --------      --------
         Net cash (used) by financing activities                                    (7,791)         (339)
                                                                                  --------      --------

(Decrease) increase in cash                                                        (12,705)        3,609
Cash, beginning of period                                                           24,077         2,163
                                                                                  --------      --------
Cash, end of period                                                               $ 11,372      $  5,772
                                                                                  ========      ========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
      Interest                                                                    $     36      $     44

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PAGI and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately 35.3% of the outstanding common stock of PAGI as of March 31, 1999.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $1.7 and $1.9 million for the three months ended March 31, 1999 and March 31, 1998, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $600 thousand and $1.7 million for the three months ended March 31, 1999 and March 31, 1998, respectively.


Note 3 - Comprehensive Income

           Accumulated other comprehensive income of the Company consists solely of net unrealized (losses) gains on investment securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

The following are components of other comprehensive (losses) income (in thousands):

                                                                     Three months ended March 31, 1999
                                                        -------------------------------------------------------
                                                           Before Tax              Tax              Net of Tax
                                                             Amount              Expense              Amount
                                                        --------------        ------------        -------------
Unrealized losses on investments:
    Unrealized holding losses arising
       during period                                       $(1,468)              $ 499              $   (969)
    Less: reclassification adjustment for
      gains realized in net earnings                          (556)                189                  (367)
                                                        =======================================================
Other comprehensive loss                                   $(2,024)              $ 688               $(1,336)
                                                        =======================================================


                                                                     Three months ended March 31, 1998
                                                        -------------------------------------------------------
                                                           Before Tax              Tax              Net of Tax
                                                             Amount              Expense              Amount
                                                        --------------        ------------          -----------
Unrealized gains on investments:
    Unrealized holding gains arising
      during period                                          $ 669              $ (234)                $ 435
    Add: reclassification adjustment for
       losses realized in net earnings                          34                 (12)                   22
                                                        =======================================================
Other comprehensive income                                   $ 703              $ (246)                $ 457
                                                        =======================================================


For the three months ended March 31, 1998, comprehensive income of $3,037,000 consisted of net income of $2,580,000 and other comprehensive income of $457,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                          Three months ended
                                               March 31,
                                        ----------------------
                                          1999           1998
                                        -------        -------

Basic EPS:

Net Earnings                            $ 2,209        $ 2,580
                                        -------        -------

Weighted  average common
      shares outstanding                  9,129          9,896
                                        -------        -------

Basic EPS                               $  0.24        $  0.26
                                        =======        =======

Diluted EPS:

Net Earnings                            $ 2,209        $ 2,580
                                        -------        -------

Weighted  average common
      shares outstanding                  9,129          9,896

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                  75            113
                                        -------        -------

Total weighted average common
     shares outstanding                   9,204         10,009
                                        =======        =======

Diluted EPS                             $  0.24        $  0.26
                                        =======        =======

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)




Note 5- Segment Information

         In 1998, the Company implemented Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards about a company's operating segments.

         The Company has two reportable segments: personal lines and commercial lines. These segments are managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

         The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in the Company's annual report. The Company evaluates segment profit based on profit or loss from operating activities. Segments profits or losses from operations is pre-tax and does not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions.

         The Company currently has one major customer accounting for more than 10% of the Company's revenue. The Company derived approximately 12.8% and 21.5% of its revenues from this agent for the three months ended March 31, 1999 and 1998, respectively. This major customer is the agent who writes personal non-standard automobile coverage in the states of California and Nevada. The Company announced on April 28, 1999 that it would be running off the California automobile book with this customer. The Company had previously announced the runoff of the Nevada automobile book with this agent in January 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

         The following is a summary of the Company's segment revenues, expenses and profit for the three months ended March 31, 1999 and 1998:

(in thousands)                                          March 31, 1999
                                         Commercial       Personal           Total
                                        -------------------------------------------
Premiums earned                          $ 16,614         $  4,848         $ 21,462
Net investment income from
  insurance operations                      1,297              228            1,525
                                        -------------------------------------------
Total segment revenues                     17,911            5,076           22,987
                                        -------------------------------------------

Segment losses and LAE                     10,117            3,607           13,724
Segment expenses                            5,000            1,577            6,577
                                        -------------------------------------------
Total segment expenses                     15,117            5,184           20,301
                                        -------------------------------------------

Segment profit (loss)                    $  2,794         $   (108)        $  2,686


Plus unallocated items:
Net investment income from equity                                             1,441
Unallocated expenses                                                         (1,065)
Income taxes                                                                   (853)
                                                                           --------
Net earnings                                                               $  2,209
                                                                           ========


(in thousands)                                         March 31, 1998
                                        Commercial        Personal           Total
                                        -------------------------------------------
Premiums earned                          $ 14,955         $  8,080         $ 23,035
Net investment income from
  insurance operations                        979              288            1,267
                                        -------------------------------------------
Total segment revenues                     15,934            8,368           24,302
                                        -------------------------------------------
Segment losses and LAE                      9,113            5,178           14,291
Segment expenses                            4,205            2,515            6,720
                                        -------------------------------------------
Total segment expenses                     13,318            7,693           21,011
                                        -------------------------------------------


Segment profit                           $  2,616         $    675         $  3,291
Plus unallocated items:
Net investment income from equity                                             1,474
Unallocated expenses                                                         (1,088)
Income taxes                                                                 (1,097)
                                                                           --------
Net earnings                                                               $  2,580
                                                                           ========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


         As of March 31, 1999, the Company's insurance business comprised two distinct segments: commercial lines, which represent approximately 80% of the Company's gross written premiums, and minimum limits non-standard personal automobile insurance. The Company announced on April 28, 1999, that it would run-off its remaining portfolio of the personal lines automobile business, which was underwritten through a single agent in California. This followed a move earlier this year to eliminate the rest of the Company's personal automobile portfolio of this business in six other states.

Results of Operations

Segment Premiums for the Three Months Ended March 31, 1999 and 1998

Commercial Premiums:

         Gross written premiums for commercial lines in the first quarter of 1999 increased 3.2% to $17.6 million compared with $17.1 million for the first quarter of 1998; net written premiums increased 6.6% to $16.3 million compared with $15.3 million in 1998. Effective January 1, 1999, the Company increased its retention on its casualty reinsurance treaty from $500,000 to $1,000,000. The increase in net written premiums for commercial lines is partially attributable to this increase in retention. The Company's retention on its property treaty for 1999 remained unchanged at $300,000.

         The statutory combined ratio for commercial lines increased to 95.3% compared with 92.6% for the three month periods ended March 31, 1999 and 1998, respectively due primarily to the expense ratio, which increased to 34.4% compared with 31.6% during the same periods. The increase in the expense ratio is attributable primarily to an increase in the commission the Company pays to its commercial agents, from 20% to 22%. The loss ratio in commercial lines improved to 60.9% in the first quarter of 1999 compared with 61.0% in the first quarter of 1998.

Personal Automobile Premiums:

         Gross written premiums for personal automobile lines decreased 40.5% in the first quarter of 1999 to $4.5 million compared with $7.5 million for the same quarter in 1998; net written premiums decreased 40.7% to $4.4 million compared with $7.5 million in 1998. The decrease was due largely to actions the Company took to limit losses in this business by cutting-back production. Of the $4.5 million of premiums written in the first quarter of 1999, $2.4 million was written in California as compared with $4.3 million written in California in the first quarter of 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)


         The statutory combined ratio for personal automobile lines increased to 112.3% for the three months ended March 31, 1999 compared with 99.3% in the same period of 1998, due primarily to the loss ratio, which increased to 74.4% compared with 64.1% in 1998. The expense ratio in personal automobile lines was 37.9% and 35.2% for the three month periods ended March 31, 1999 and 1998, respectively. The increase in the expense ratio is attributable primarily to the 40.5% decline in written premium for non-standard personal automobile insurance.

Three Months Ended March 31, 1999 and 1998

         Premiums earned decreased 6.8% to $21.5 million for the three months ended March 31, 1999 from $23.0 million for the three months ended March 31, 1998, due to a 40.0% decrease in personal lines automobile premiums earned, partially offset by an 11.1% increase in commercial premiums earned.

         Net investment income decreased 13.1 % to $2.4 million for the three months ended March 31, 1999, from $2.8 million for the three months ended March 31, 1998. This decrease resulted principally from an overall decline in invested assets, an increased investment in tax-exempt municipal securities and a decrease in investment yields from 6.67% as of March 31, 1998 to 6.22% as of March 31, 1999. The decline in invested assets is due to capital used to purchase treasury stock and decreased cashflow from operations attributed to the overall decline in written premiums. Investment in tax-exempt municipal securities increased 236% to $38.3 million in the first quarter of 1999 compared to $11.4 million in the same quarter of 1998.

         Losses and loss adjustment expenses decreased 3.9% to $13.7 million for the three months ended March 31, 1999, from $14.3 million for the three months ended March 31, 1998, due to a decline in net premiums earned, partially offset by an increase in the personal lines loss ratio.

         Amortization of deferred policy acquisition costs decreased 3.1% to $6.2 million for the three months ended March 31, 1999, from $6.4 million for the three months ended March 31, 1998. The decrease was primarily attributable to a decline in net premiums earned, and partially offset by an increase in commission rates for commercial business from 20% to 22%.

         The overall loss ratio for the Company increased to 63.9% for the three months ended March 31, 1999, from 62.0% for the three months ended March 31, 1998, due to the increase in the loss ratio in personal automobile to 74.4% at March 31, 1999, from 64.1% at March 31, 1998. The statutory expense ratio increased to 35.2% for the three months ended March 31,

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)



1999, from 32.8% for the three months ended March 31, 1998. The principal causes for the increase in the expense ratio were the 8.9% decline in net premiums written for the quarter ended March 31, 1999, compared to the same quarter in 1998 and the increase in the commercial lines commission rate to 22% from 20%. The overall statutory combined ratio increased to 99.1% for the three months ended March 31, 1999, from 94.8% for the three months ended March 31, 1998.

         As a result of the factors described above, the Company's net income for the three months ended March 31, 1999 decreased 14.4% to $2.2 million or $0.24 per share (basic and diluted), from $2.6 million or $0.26 per share (basic and diluted) for the three months ended March 31, 1998.

Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America. PAGI's cash flows depend primarily on dividends and other payments from Penn-America. PAGI uses these funds to pay (i) operating expenses,
(ii) taxes and other payments, and (iii) dividends to PAGI stockholders. Penn-America's source of funds consists primarily of premiums, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PAGI.

         Net cash provided by operating activities decreased 57.2% to $1.5 million for the three months ended March 31, 1999, from $3.5 million for the three months ended March 31, 1998, due primarily to the reduction in personal lines automobile gross written premiums in 1999.

         Net cash used by investing activities was $6.4 million for the three months ended March 31, 1999, compared to $470 thousand provided by investing activities for the three months ended March 31, 1998. The increase in cash used by investing activities is due primarily to cash that was not fully invested as of year-end 1998, which was invested during the first quarter of 1999.

         Net cash used by financing activities was $7.8 million for the three months ended March 31, 1999, compared to $339 thousand for the same period in 1998. The principal reason for the use of cash by financing activities was the purchase of 669,800 shares of treasury stock totaling $7.3 million during the quarter ended March 31, 1999. The Company announced a corporate stock buy-back program in July 1998. As of April 28, 1999, the Board of Directors had authorized the repurchase of up to two million shares. As of March 31, 1999, the Company has acquired 1.2 million shares at an average cost of $10.71 per share. The funding for the treasury stock program has been primarily provided by dividends from the Company's insurance subsidiary, Penn-America Insurance Company. During the quarter ended March 31, 1999, Penn-America Insurance Company paid a dividend of $9.0 million to the Company.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)



         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of March 31, 1999 was approximately 4.0 years.

         The Company's fixed maturity portfolio of $135.8 million was 83% of the total investment portfolio as of March 31, 1999. Approximately 99% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $27.8 million or 17% of total investments as of March 31, 1999.

         As of March 31, 1999, the investment portfolio contained $22.6 million of mortgage/ asset-backed obligations, which represents 13.8% of the total investments as of March 31, 1999. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of March 31, 1999.

         During the first quarter, the Company engaged another asset manager, Madison Monroe, Inc. to invest $10,000,000 of it's investment portfolio. As of March 31, 1999, the entire amount was invested in U.S. Treasury strip bonds. One of the principals of Madison Monroe is a party related to the controlling shareholder of the Company.

         The principal source of cash for the payment of dividends to PAGI's stockholders is dividends from Penn-America. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania regulatory authorities. The maximum dividend that may be paid in 1999 by Penn-America to PAGI without prior approval of regulatory authorities is $9,455,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

The Year 2000

Introduction

         The "Year 2000", or Y2K, refers to the problems that automated systems could encounter as the year 2000 approaches due to computers' or other electronic devices' inability to register the year 2000 correctly, rather than as the year 1900. In this regard, the Company relies on its existing information technology systems ("IT systems") to operate and to monitor all major aspects of the Company's business, including underwriting, claims and various financial systems. The Company also relies, to a lesser extent, on the IT systems of its general agents and, indirectly, on those of the producing retail insurance brokers. Finally, the Company relies on certain critical non-information technology systems ("non-IT systems"), such as electricity, telephones, facsimile machines, heating and air-conditioning and fire protection systems. Any disruption in the operation of the IT and non-IT systems of either the Company or any of its critical customers, vendors or suppliers could have a material adverse effect on the Company's business, results of operations or financial condition.

State of Readiness

         IT systems: In an effort to remediate the problems associated with the Year 2000, the Company, in 1996, evaluated all its computer codes to determine what software programs would be affected by date-sensitive fields. After this identification process was completed, the Company hired an outside vendor to implement the recoding that was required. In July 1997, the Company successfully ran its first trial of all the revised programs. Based upon testing to date, the Company believes that its programs are Year 2000 compliant. The Company, however, continues to run periodic tests to make sure the programs will function properly. The next series of tests are scheduled to be run prior to July 4, 1999 in connection with implementation of a new processing program. As of this date, approximately 13,230 policies have been successfully processed as renewals bearing an effective date on or after January 1, 2000.

         The Company's IT systems have also been tested against hypothetical information supplied by its general agents. The IT systems currently are able to read properly the information provided. Assuming the general agents don't alter their records, the Company reasonably believes that its IT systems will function properly. To the extent the general agents' records change, the Company requires that the agents provide notice.

         The Company's management information systems rely primarily on an integrated property-casualty software package that is processed on an IBM AS/400 computer system. The system is leased from IBM and kept current or near current in both hardware and operating systems. The IBM AS/400 model was upgraded in the fourth quarter of 1998 to Version 4, which is reported by IBM to be fully compliant with Year 2000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)


         The Company uses a Novell Local Area Network (LAN) to connect all employees to the computer system. The LAN is reported to be Year 2000 compliant. The LAN is used primarily for "service" applications including word processing, spreadsheets and E-mail. The majority of the LAN-based applications are Microsoft products and are current or near current in their software releases.

         The LAN also consists of personal computers ("PCs") that are attached to a series of servers. All PCs have been tested and correctly recognize the Year 2000. The IT Department of the Company supports an Internet web site and various stand-alone third party PC software applications. These packages were assessed for any Year 2000 problems. The Company continues to test these packages to ensure their compliance. Testing should be complete by June, 1999. The IT Department also supports FormMaker, a document management software package developed by DocuCorp which is used by the majority of general agents to produce Penn-America policies. FormMaker has been tested and, in its current release, is reported by DocuCorp to be Year 2000 compliant.

         Non-IT systems: The Company has identified, and relies on, the following non-IT systems in its daily operations: telephones, voicemail, facsimile machines and heating and air conditioning and fire protection systems. The telephone system was tested as compliant. The voicemail system was identified as non-compliant and was replaced with a compliant system in September 1998. The heating and air conditioning systems have been tested and are compliant. The Company has been informed that all of the remaining systems will not be effected by the Year 2000 and the Company has received written confirmation to this effect.

         The Company continues to respond to requests for information from customers, suppliers and vendors with whom the Company does business, including various departments of insurance. The Company was recently informed of a soon-to-be scheduled Year 2000 compliance examination by the Insurance Department of Pennsylvania, the Company's state of domicile.

         Key Customers, Suppliers and Vendors: As part of its remediation plan, the Company is analyzing the Year 2000 readiness of the Company's critical outside customers (including general agents), vendors and suppliers. Each department of the Company was asked to identify key customers, suppliers and vendors with whom the Company has an interdependent, material business relationship. In September 1998, the Company sent approximately 188 surveys to those identified customers/suppliers/vendors to ask them: to provide the current status of their Y2K plan; whether they will be compliant; and what plans they have in place in the event they will not be compliant. Of the 188 surveys sent out, 100 were returned with responses indicating that the recipients were or would be compliant, 88 did not respond. In December 1998, the Company sent out a second request for information to those who had not yet responded and for newly identified critical customers, suppliers and vendors. As of April 30, 1999, the responses were as

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)



follows: 55 indicated that they were compliant; 112 indicated that they would be compliant before January 1, 2000; and 24 have yet to respond. The Company is in the process of sending out a final request. Those that do not respond will be deemed non-compliant and the Company will find an alternative source for that information or service. For those that have responded that they will be compliant, the Company plans to issue a follow-up letter on or about the dates on which they indicated they will be compliant in order to confirm that status.

Despite all the procedures the Company has in place, there can be no guarantee that the systems of other companies on which the Company's business relies will be converted in a timely fashion, or that failure to convert by another company or a conversion that is incompatible with the Company's systems will not have a materially adverse effect on the Company and its operations.

Cost

         The Company incurred costs of approximately $60,000 to recode its internal programs. The costs were incurred by the Company to test significant insurance hardware and software that the Company believes are compliant. These costs are and will be minimal as these costs are built into the Company's standard disaster recovery testing program. The current standard testing costs approximately $28,000 per year. The Company does not separately track the internal costs incurred for the Y2K project. Such costs are related primarily to payroll costs for the Company's information services personnel. The Company also incurred an additional $13,000 to upgrade its voicemail system. Additional expenses may arise in the upcoming year. Management believes that at this time these costs will approximate $10,000.

Risks

         The risks associated with the Company's inability to resolve all Year 2000 issues include the possibility of system failures or miscalculations causing disruption in operations including, among other things, an inability to process transactions, to send invoices, to send or to receive E-mail and voicemail, or conduct similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to remediate their Year 2000 problems in a timely fashion could result in disruption in the receipt and processing of insurance policies, claims, payment of receivables and general problems related to the Company's daily operations. If any of these contingencies were to occur, the disruption in business could be temporary or permanent, depending on the degree of failure. Until the Company receives responses from all of the Company's agents and suppliers, the overall risks associated with the Year 2000 remain difficult to describe accurately and to quantify; and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company and its operations.

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

         Additionally, the Company may be exposed to insurance risk related to Y2K exposures of its insureds. In order to mitigate this risk, the Company generally began endorsing applicable new and renewal policies with effective dates after November 1, 1998 with an exclusion endorsement. This endorsement excludes Y2K computer and related electronic exposures by using the standard industry exclusion. Certain states, however, may not accept this exclusion in all cases.

Contingency Plan

         The Company has completed a first draft of a Year 2000 Contingency Plan and anticipates having a final draft of the plan in place by the fourth quarter of 1999. In the meantime, the Company maintains a Disaster Recovery Plan to address various potential business interruptions.

         The current Disaster Recovery Plan addresses the availability and compatibility of hardware offsite that could be placed into action by the Company. In September 1998, the Company tested the offsite facility and the operation of significant insurance software that had been made Year 2000 compliant, as well as the operation of the offsite hardware. Under these test conditions, all dates were rolled forward to January 1, 2000. The test results indicated that the Company's significant insurance-related software are compliant.

         The testing facility has indicated that the majority of its hardware and equipment is fully compliant as of December, 1998. The testing facility further noted that it will not upgrade certain of its systems until the first quarter of 1999 so as to afford all subscribers an opportunity to upgrade their systems. The Company is following up with the testing facility on its system upgrades at this time. The testing facility is also available if electric, heat, water, telephones and office space should be required.

         The foregoing is a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Readiness Disclosure Act.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)


         Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure contained herein should be read in conjunction with the Company's disclosure titled "Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995". Forward-looking statements include, but are not limited to, whether the Company will complete its remediation and testing in a timely fashion, whether remediation will cost more than anticipated, the impact of redeploying staff and the effect of third parties on the Company's ability to function after the century date change.

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

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders -None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              On April 28, 1999, the Company filed with the Securities & Exchange Commission a report on Form 8-K which reported that on April 28, 1999, the Company issued a press release announcing first quarter earnings, the run-off of writing non-standard personal automobile insurance in the State of California, the complete run-off of all non-standard automobile and an increase by 500,000 in the authorized shares under the Company's stock buy-back program for a total authorization of two million shares by the Board.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Penn-America Group, Inc.




Date:     May 17, 1999                  By: /s/ Jon S. Saltzman
      ------------------                    -----------------------------------
                                            Jon S. Saltzman
                                            President and
                                            Chief Executive Officer



                                        By: /s/ Rosemary R. Ferrero
                                            -----------------------------------
                                            Rosemary R. Ferrero
                                            Principal Finance and
                                            Accounting Officer