Form 10-Q
period 1999-06-30
PENN AMERICA GROUP INC
filed 1999-08-11
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                                 ----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number    0-22316
                         ---------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                23-2731409
---------------------------------------    -------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___.

At August 10, 1999, 8,489,411 shares of the registrant's common stock, $.01 par value, were outstanding.

                    Penn-America Group, Inc. and SubsidiarIES
                                      Index

                                                                     Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - June 30, 1999 and
                December 31, 1998                                          3

         Consolidated Unaudited Statements of Earnings - For the three
                 and six months ended June 30, 1999 and 1998               4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the six months ended June 30, 1999                     5

         Consolidated Unaudited Statements of Cash Flows -
                For the six months ended June 30, 1999 and 1998            6

         Notes to Unaudited Consolidated Financial Statements              7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 13

Part II - Other Information                                               25

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                               June 30,     December 31,
                                                                                 1999           1998
                                                                              ---------      ---------
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 1999,                $ 109,041      $ 105,598
         $110,806; 1998, $103,365)
       Held to maturity, at amortized cost (fair value 1999,
         $21,623; 1998, $27,270)                                                 21,632         26,956
    Equity securities, at fair value (cost 1999, $26,667; 1998, $23,358)         26,913         25,238
    Short-term investments, at cost, which approximates fair value                   --            997
                                                                              ---------      ---------
       Total investments                                                        157,586        158,789
Cash                                                                             13,186         24,077
Receivables:
    Accrued investment income                                                     1,740          1,871
    Premiums receivable, net                                                      9,321         10,349
    Reinsurance recoverable                                                      17,811         18,766
                                                                              ---------      ---------
       Total receivables                                                         28,872         30,986
Prepaid reinsurance premiums                                                      2,666          2,809
Deferred policy acquisition costs                                                 9,084          8,728
Capital lease                                                                     1,884          2,051
Deferred income taxes                                                             3,428          1,598
Income tax recoverable                                                              174            884
Other assets                                                                        455            582
                                                                              ---------      ---------
       Total assets                                                           $ 217,335      $ 230,504
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                  $  86,902      $  88,937
  Unearned premiums                                                              34,432         34,253
  Accounts payable and accrued expenses                                             881          1,179
  Capitalized lease obligation                                                    1,889          2,080
  Other liabilities                                                               2,680          3,425
                                                                              ---------      ---------
         Total liabilities                                                      126,784        129,874
                                                                              ---------      ---------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                      --             --
  Common stock, $.01 par value; authorized 20,000,000 shares;
     issued 1999, 9,990,436 and 1998, 9,938,179 shares, outstanding 1999,
     8,489,411 and 1998, 9,395,854 shares                                           100             99
  Additional paid-in capital                                                     69,590         69,035
  Accumulated other comprehensive (loss) income                                  (1,002)         2,714
  Retained earnings                                                              38,284         34,779
  Treasury stock, 1999, 1,501,025 shares, 1998, 542,325 shares, at cost         (16,061)        (5,643)
                                                                              ---------      ---------
                                                                                 90,911        100,984
  Unearned compensation from restricted stock awards                               (360)          (354)
                                                                              ---------      ---------
         Total stockholders' equity                                              90,551        100,630
                                                                              ---------      ---------

         Total liabilities and stockholders' equity                           $ 217,335      $ 230,504
                                                                              =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

        For the three and six month periods ended June 30, 1999 and 1998
                      (In thousands, except per share data)

                                                               Three months ended June 30,       Six months ended June 30,
                                                               ------------------------          ------------------------
                                                                1999             1998             1999             1998
                                                               -------          -------          -------          -------
Revenues:
    Premiums earned                                            $21,359          $22,074          $42,820          $45,109
    Net investment income                                        2,349            2,749            4,760            5,524
    Net realized investment gains                                  682              477            1,238              443
                                                               -------          -------          -------          -------
       Total revenues                                           24,390           25,300           48,818           51,076
                                                               -------          -------          -------          -------

Losses and expenses:
    Losses and loss adjustment expenses                         13,822           13,855           27,546           28,146
    Amortization of deferred policy acquisition costs            6,087            6,054           12,240           12,424
    Other underwriting expenses                                  1,431            1,779            2,884            3,173
    Interest expense                                                36               45               73               89
                                                               -------          -------          -------          -------
       Total losses and expenses                                21,376           21,733           42,743           43,832
                                                               -------          -------          -------          -------

Earnings before income tax                                       3,014            3,567            6,075            7,244

Income tax                                                         817            1,042            1,670            2,139

                                                               -------          -------          -------          -------
Net earnings                                                   $ 2,197          $ 2,525          $ 4,405          $ 5,105
                                                               =======          =======          =======          =======

Net earnings per share
         Basic                                                 $  0.25          $  0.25          $  0.50          $  0.52

         Diluted                                               $  0.25          $  0.25          $  0.49          $  0.51


Weighted average number of shares outstanding
         Basic                                                   8,647            9,910            8,887            9,900

         Diluted
                                                                 8,724           10,018            8,965           10,012

Cash dividends per share                                       $0.0525          $  0.05          $0.1025          $  0.10


     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     For the six months ended June 30, 1999
                        (In thousands, except share data)

                                                                                                               Unearned
                                                                                                             Compensation
                                                                             Accumulated                         From
                                                Common Stock     Additional     Other                         Restricted
                                           -------------------    Paid-In   Comprehensive  Retained  Treasury   Stock
                                             Shares    Amount     Capital   Income (Loss)  Earnings    Stock    Awards     Total
                                           ---------   -------   ---------  -------------  --------  -------- -----------  -----
Balance at December 31, 1998               9,938,179      $99      $69,035      $2,714      $34,779   $(5,643)   $(354)    $100,630
Net earnings                                                                                  4,405                           4,405
Other comprehensive (loss)
  income, net of tax:
      Unrealized losses on investments,
       net of reclassification adjustment                                        (3,716)                                     (3,716)
                                                                                                                           --------
Comprehensive income                                                                                                            689
                                                                                                                           --------
Issuance of common stock                      52,257        1          464                                                      465
Unearned compensation  from  restricted
      stock awards                                                      91                                         (91)          --
 Amortization of compensation expense from
      restricted  stock awards issued                                                                               85           85
Cash dividends paid ($0.1025 per share)                                                        (900)                           (900)
Purchase of treasury stock, 958,700 shares                                                            (10,418)              (10,418)
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 1999                   9,990,436     $100      $69,590     $(1,002)     $38,284  $(16,061)   $(360)     $90,551
                                           ========================================================================================

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                 For the six months ended June 30, 1999 and 1998
                                 (In thousands)

                                                                                  Six months ended June 30,
                                                                                   ----------------------
                                                                                     1999          1998
                                                                                   --------      --------
Cash flows from operating activities:
    Net earnings                                                                   $  4,405      $  5,105
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Amortization and depreciation expense                                          311           296
         Net realized investment gains                                               (1,238)         (443)
         Deferred income tax                                                             85          (342)
         Net decrease in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                      1,350           392
         Net (decrease) increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                               (1,079)        2,833
         (Increase) decrease in:
           Accrued investment income                                                    131          (209)
           Deferred policy acquisition costs                                           (356)          (81)
           Income tax recoverable                                                       710          (266)
           Other assets                                                                  64           (99)
         Increase (decrease) in:
           Accounts payable and accrued expenses                                       (298)       (1,599)
           Other liabilities                                                           (745)        1,937
                                                                                   --------      --------
               Net cash provided by operating activities                              3,340         7,524
                                                                                   --------      --------

Cash flows from investing activities:
    Purchases of equity securities                                                   (5,634)      (11,739)
    Purchases of fixed maturities available for sale                                (24,270)      (38,890)
    Purchases of fixed maturities held to maturity                                   (2,100)           --
    Proceeds from sales of equity securities                                          3,520        11,790
    Proceeds from sales and maturities of fixed maturities available for sale        16,921        15,080
    Proceeds from maturities and calls of fixed maturities held to maturity           7,258        11,067
    Change in short-term investments                                                    997         9,382
                                                                                   --------      --------
         Net cash used by investing activities                                       (3,308)       (3,310)
                                                                                   --------      --------

Cash flows from financing activities:
    Issuance of common stock                                                            465           633
    Purchase of treasury stock                                                      (10,418)           --
    Principal payments on capital lease obligations                                     (70)          (65)
    Dividends paid                                                                     (900)         (991)
                                                                                   --------      --------
         Net cash used by financing activities                                      (10,923)         (423)
                                                                                   --------      --------

(Decrease) increase in cash                                                         (10,891)        3,791
Cash, beginning of period                                                            24,077         2,163
                                                                                   --------      --------
Cash, end of period                                                                $ 13,186      $  5,954
                                                                                   ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                     $     73      $     89
      Taxes                                                                             875         2,748

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

     Penn-America Group, Inc. ("PAGI") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PAGI and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately 36.3% of the outstanding common stock of PAGI as of June 30, 1999.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

     Premiums earned are net of amounts ceded to reinsurers of $1.8 million and $1.9 million for the three months ended June 30, 1999 and June 30, 1998, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $3.5 million and $1.5 million for the three months ended June 30, 1999 and June 30, 1998, respectively.

     Premiums earned are net of amounts ceded to reinsurers of $3.5 million and $3.8 million for the six months ended June 30, 1999 and June 30, 1998, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $4.1 million and $3.2 million for the six months ended June 30, 1999 and June 30, 1998, respectively

Note 3 - Comprehensive Income

     Accumulated other comprehensive (loss) income of the Company consists solely of net unrealized (loss) gains on investment securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

The  following  are  components  of  other   comprehensive   (loss)  income  (in
thousands):

                                                     Six months ended June 30, 1999
                                                -----------------------------------------
                                                Before Tax         Tax         Net of Tax
                                                  Amount         Expense         Amount
                                                 --------        -------        -------
Unrealized losses on investments:
    Unrealized holding losses arising
       during period                             $(4,392)        $ 1,493        $(2,899)
    Less: reclassification adjustment for
      gains realized in net earnings              (1,238)            421           (817)
                                                 --------------------------------------
Other comprehensive loss                         $(5,630)        $ 1,914        $(3,716)
                                                 ======================================

                                                      Six months ended June 30, 1998
                                                ------------------------------------------
                                                Before Tax         Tax          Net of Tax
                                                 Amount          Expense          Amount
                                                 -------         --------        -------
Unrealized gains on investments:
    Unrealized holding gains arising
      during period                              $   684         $  (236)        $  448
    Less: reclassification adjustment for
       gains realized in net earnings               (443)            153           (290)
                                                 --------------------------------------
Other comprehensive income                       $   241         $   (83)        $  158
                                                 ======================================


For the  three  months  ended  June 30,  1999,  comprehensive  loss of  $184,000
consisted  of  net  income  of  $2,197,000  and  other   comprehensive  loss  of
$2,381,000.

Comprehensive income for the three and six months ended June 30, 1998 was $2,226,000 and $5,263,000 which consisted of net income of $2,525,000 and $5,105,000 and other comprehensive income (loss), net of tax of ($299,000) and $158,000, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                      Three months ended June 30,    Six months ended June 30,
                                          1999           1998          1999           1998
                                        -------        -------        -------        -------

Basic EPS:
Net earnings                            $ 2,197        $ 2,525        $ 4,405        $ 5,105
                                        -------        -------        -------        -------

Weighted average common
      shares outstanding                  8,647          9,910          8,887          9,900
                                        -------        -------        -------        -------

Basic EPS                               $  0.25        $  0.25        $  0.50        $  0.52
                                        =======        =======        =======        =======

Diluted EPS:
Net earnings                            $ 2,197        $ 2,525        $ 4,405        $ 5,105
                                        -------        -------        -------        -------
Weighted  average common
      shares outstanding                  8,647          9,910          8,887          9,900

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                  77            108             78            112
                                        -------        -------        -------        -------

Total weighted average common
      shares outstanding                  8,724         10,018          8,965         10,012
                                        =======        =======        =======        =======

Diluted EPS                             $  0.25        $  0.25        $  0.49        $  0.51
                                        =======        =======        =======        =======

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

     The Company has two reportable segments: personal automobile and commercial lines. These segments are managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

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

     As of June 30, 1999, the Company's insurance business comprised two distinct segments: commercial lines, which represent approximately 84% of the Company's gross written premiums for the six months ended June 30, 1999, and minimum limits non-standard personal automobile insurance. The Company announced in April 1999, that it would run-off its remaining portfolio of the personal lines non-standard automobile business, which was underwritten through a single agent in California. This followed a move earlier this year to eliminate the rest of the Company's non-standard personal automobile portfolio of this business in six other states.

     The Company currently has one major customer accounting for more than 10% of the Company's revenue. The Company derived approximately 10.7% and 18.8% of its revenues from this agent for the three months ended June 30, 1999 and 1998, respectively, and 11.8% and 20.1% of its revenues from this agent for the six months ended June 30, 1999 and 1998, respectively. This major customer is the agent who writes personal non-standard automobile coverage in the states of California and Nevada that the Company is currently running off.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

     The following is a summary of the Company's segment revenues, expenses and profit for the three months ended June 30, 1999 and 1998:


(in thousands)                      Three months ended June 30, 1999
                                    --------------------------------
                                                 Personal
                                Commercial      Automobile         Total
                                ----------------------------------------
Premiums earned                   $17,422        $ 3,937         $21,359
Net investment income from
  insurance operations              1,326            233           1,559
                                ----------------------------------------
Total segment revenues             18,748          4,170          22,918
                                ----------------------------------------

Segment losses and LAE             10,575          3,247          13,822
Segment expenses                    5,225          1,273           6,498
                                ----------------------------------------
Total segment expenses             15,800          4,520          20,320
                                ----------------------------------------

Segment profit (loss)             $ 2,948        $  (350)        $ 2,598
                                ----------------------------------------
Plus unallocated items:
Net investment income from equity                                  1,472
Unallocated expenses                                              (1,056)
Income tax                                                          (817)
                                                               ---------
Net earnings                                                     $ 2,197
                                                               =========


(in thousands)                      Three months ended June 30, 1998
                                    --------------------------------
                                                 Personal
                                Commercial      Automobile         Total
                                ----------------------------------------
Premiums earned                  $ 15,513       $  6,561        $ 22,074
Net investment income from
  insurance operations              1,303            236           1,539
                                ----------------------------------------
Total segment revenues             16,816          6,797          23,613
                                ----------------------------------------

Segment losses and LAE              9,460          4,395          13,855
Segment expenses                    4,839          2,200           7,039
                                ----------------------------------------
Total segment expenses             14,299          6,595          20,894
                                ----------------------------------------

Segment profit                   $  2,517        $   202        $  2,719
                                ----------------------------------------
Plus unallocated items:
Net investment income from equity                                  1,687
Unallocated expenses                                                (839)
Income tax                                                        (1,042)
                                                                --------
Net earnings                                                    $  2,525
                                                                ========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


The following is a summary of the Company's segment revenues, expenses and profit for the six months ended June 30, 1999 and 1998:

(in thousands)                                              Six months ended June 30, 1999
                                                     ------------------------------------------
                                                                       Personal
                                                    Commercial        Automobile         Total
                                                     ------------------------------------------
Premiums earned                                      $ 34,035         $  8,785         $ 42,820
Net investment income from
  insurance operations                                  2,623              460            3,083
                                                     ------------------------------------------
Total segment revenues                                 36,658            9,245           45,903
                                                     ------------------------------------------

Segment losses and LAE                                 20,692            6,854           27,546
Segment expenses                                       10,226            2,849           13,075
                                                     ------------------------------------------
Total segment expenses                                 30,918            9,703           40,621
                                                     ------------------------------------------

Segment profit (loss)                                $  5,740         $   (458)        $  5,282
                                                     ------------------------------------------
Plus unallocated items:
Net investment income from equity                                                         2,915
Unallocated expenses                                                                     (2,122)
Income tax                                                                               (1,670)
                                                                                       --------
Net earnings                                                                           $  4,405
                                                                                       ========


(in thousands)                                              Six months ended June 30, 1998
                                                     ------------------------------------------
                                                                      Personal
                                                    Commercial       Automobile          Total
                                                     ------------------------------------------
Premiums earned                                      $ 30,467         $ 14,642         $ 45,109
Net investment income from
  insurance operations                                  2,284              523            2,807
                                                     ------------------------------------------
Total segment revenues                                 32,751           15,165           47,916
                                                     ------------------------------------------

Segment losses and LAE                                 18,573            9,573           28,146
Segment expenses                                        9,044            4,715           13,759
                                                     ------------------------------------------
Total segment expenses                                 27,617           14,288           41,905
                                                     ------------------------------------------

Segment profit                                       $  5,134         $    877         $  6,011
                                                     ------------------------------------------
Plus unallocated items:
Net investment income from equity                                                         3,160
Unallocated expenses                                                                     (1,927)
Income tax                                                                               (2,139)
                                                                                       --------
Net earnings                                                                           $  5,105
                                                                                       ========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

Three Months Ended June 30, 1999 and 1998

     Premiums earned decreased 3.2% to $21.4 million for the three months ended June 30, 1999 from $22.1 million for the three months ended June 30, 1998, due to a 40.0% decline in non-standard personal lines automobile premiums earned caused by the run off of personal lines as discussed below, partially offset by an 12.3% increase in commercial premiums earned.

     Gross written premiums increased 1.6% for the three months ended June 30, 1999 to $24.4 million compared to $24.0 million in 1998; net written premiums increased 0.7% for the three months ended June 30, 1999 to $22.4 million compared to $22.2 million in 1998.

     Net investment income decreased 14.5% to $2.3 million for the three months ended June 30, 1999, from $2.7 million for the three months ended June 30, 1998. This decrease resulted principally from an overall decline in invested assets, an increased investment in tax-exempt municipal securities, the participation of the Company in its stock repurchase program, and a decrease in tax equivalent investment yields from 6.58% as of June 30, 1998 to 6.19% as of June 30, 1999. The decline in invested assets is due to capital used to purchase treasury stock and the overall decline in net written premiums. Investment in tax-exempt municipal securities increased 45.7% to $38.3 million in the second quarter of 1999 compared to $26.3 million in the same quarter of 1998.

     Losses and loss adjustment expenses decreased to $13.8 million for the three months ended June 30, 1999, from $13.9 million for the three months ended June 30, 1998. The decrease was due to a decline in net premiums earned, partially offset by an increase in the non-standard personal automobile lines loss ratio, which increased to 82.5% for the second quarter of 1999, compared to 67.0% for 1998. The commercial lines loss ratio decreased to 60.7% in the second quarter of 1999, compared to 61.0% in 1998.

     Amortization of deferred policy acquisition costs was $6.1 million for both the three months ended June 30, 1999 and 1998. Despite the decline in net earned premiums, amortization of deferred acquisition costs, as a percentage of earned premium, increased slightly, primarily due to an increase in commission rates for commercial business from 20% to 22%.

     Other underwriting expenses decreased 19.6% to $1.4 million for the three months ended June 30, 1999 compared to $1.8 million in for the same period in 1998, primarily due to certain non-recurring expenses incurred in the second quarter of 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

     The overall statutory combined ratio for the Company increased to 98.5% for the three months ended June 30, 1999, from 96.9% for the three months ended June 30, 1998, primarily due to the increase in the loss ratio to 64.7% in 1999, compared to 62.8% in 1998. The increase in the loss ratio is primarily due to the non-standard personal automobile loss ratio, which was 82.5% in 1999, compared to 67.0% in 1998. The expense ratio declined to 33.8% for the three months ended June 30, 1999, compared to 34.1% for the three months ended June 30, 1998.

     As a result of the factors described above, the Company's net income for the three months ended June 30, 1999 decreased 13.0% to $2.2 million or $0.25 per share (basic and diluted), from $2.5 million or $0.25 per share (basic and diluted) for the three months ended June 30, 1998. Per share amounts for the three months ended June 30, 1999 are based on weighted averages shares outstanding of 8,647,000 (basic) and 8,724,000 (diluted). Per share amounts for the three months ended June 30, 1998 are based on weighted average shares outstanding of 9,910,000 (basic) and 10,018,000 (diluted).

Commercial Lines

     Premiums earned for commercial lines increased 12.3% to $17.4 million for the second quarter of 1999, compared to $15.5 million for the same period in 1998. The increase is primarily attributable to the growth in gross written premiums, which increased 15.5% to $21.5 million compared with $18.6 million for the second quarter of 1998. Net written premiums increased 15.5% to $19.5 million compared with $16.9 million in 1998.

     Investment income from insurance operations was $1.3 million for both the second quarters of 1999 and 1998.

     Incurred losses and loss adjustment expenses increased 11.8% to $10.6 million for the second quarter of 1999 compared to $9.5 million in the second quarter of 1998. The increase is primarily attributable to the growth of net earned premiums as the loss and loss adjustment expense ratio improved to 60.7% in 1999, compared to 61.0% in 1998.

     Underwriting expenses allocated to commercial lines increased 8.0% to $5.2 million for the second quarter of 1999 compared to $4.8 million in 1998, primarily due to the increase in net earned premiums in commercial lines, partially offset by a decline in the commercial segment expense ratio to 30.0% in 1999 from 31.2% in 1998.

     As a result of the factors described above, the commercial lines segment profit increased 17.1% to $2.9 million for the second quarter of 1999, compared to $2.5 million for the second quarter of 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

Non-Standard Personal Automobile Lines

     Premiums earned for non-standard personal automobile lines decreased 40.0% to $3.9 million for the second quarter of 1999 compared to $6.6 million for the same period in 1998. The decrease is primarily attributable to the 46.4% decline in gross written premiums in the second quarter of 1999 to $2.9 million compared with $5.4 million for the same quarter in 1998. Net written premiums decreased 46.1% to $2.9 million compared with $5.4 million in 1998. The decrease was due to actions taken by the Company to run-off its entire non-standard personal automobile portfolio.

     Investment income from insurance operations was $233,000 for the second quarter of 1999, compared to $236,000 for the second quarter of 1998.

     Incurred losses and loss adjustment expenses declined 26.1% to $3.2 million for the second quarter of 1999 compared to $4.4 million in the second quarter of 1998. The decrease was less than the decrease in net earned premiums due to an increase in the loss ratio to 82.5% for the second quarter of 1999 compared to 67.0% for the second quarter of 1998. The increase in the loss ratio is attributed to unfavorable development in the current and prior accident years.

     Underwriting expenses allocated to non-standard personal automobile lines decreased 42.1% to $1.3 million for the second quarter of 1999 compared to $2.2 million in 1998, primarily due to the decline in net earned premiums in non-standard personal automobile lines.

     As a result of the factors described above, the non-standard personal automobile segment recorded a loss of $350,000 in the second quarter of 1999, compared to a $202,000 profit in the second quarter of 1998.

Six Months Ended June 30, 1999 and 1998

     Premiums earned decreased 5.1% to $42.8 million for the six months ended June 30, 1999 from $45.1 million for the six months ended June 30, 1998, due to a 40.0% decline in non-standard personal lines automobile premiums earned, partially offset by an 11.7% increase in commercial premiums earned.

     Gross written premiums decreased 4.3% for the six months ended June 30, 1999 to $46.5 million compared to $48.6 million in 1998; net written premiums decreased 4.1% for the six months ended June 30, 1999 to $43.1 million compared to $45.0 million in 1998.

     Net investment income decreased 13.8% to $4.8 million for the six months ended June 30, 1999, from $5.5 million for the six months ended June 30, 1998. This decrease resulted principally from an overall decline in invested assets, an increased investment in tax-exempt municipal securities and a decrease in tax

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

equivalent investment yields from 6.58% as of June 30, 1998 to 6.19% as of June 30, 1999. The decline in invested assets is due to capital used to purchase treasury stock and the overall decline in written premiums.

     Losses and loss adjustment expenses decreased 2.1% to $27.5 million for the six months ended June 30, 1999, from $28.1 million for the six months ended June 30, 1998. The decrease was due to a decline in net premiums earned, partially offset by an increase in the personal lines loss ratio, which increased to 78.0% for the six months ended June 30, 1999, compared to 65.4 % for the same period in 1998. The commercial lines loss ratio decreased to 60.7% in the six month period in 1999, compared to 61.0% in the same period in 1998.

     Amortization of deferred policy acquisition costs decreased 1.5% to $12.2 million for the six months ended June 30, 1999, compared to $12.4 million for the six months ended June 30, 1998, primarily due a decline in net earned premiums and partially offset by an increase in commission rates for commercial business from 20% to 22%.

     The overall statutory combined ratio for the Company increased to 98.7% for the six months ended June 30, 1999, from 95.8% for the six months ended June 30, 1998, primarily due to the increase in the loss ratio to 64.3% in 1999, compared to 62.4% in 1998. The increase in the loss ratio is primarily due to the non-standard personal automobile loss ratio, which was 78.0% in 1999, compared to 65.4% in 1998. The expense ratio increased to 34.4% for the six months ended June 30, 1999, compared to 33.4% for the six months ended June 30, 1998.

     As a result of the factors described above, the Company's net income for the six months ended June 30, 1999 decreased 13.7% to $4.4 million or $0.50 per share (basic) and $0.49 per share (diluted), from $5.1 million or $0.52 per share (basic) and $0.51 per share (diluted) for the six months ended June 30,
1998. Per share amounts for the six months ended June 30, 1999 are based on weighted averages shares outstanding of 8,887,000 (basic) and 8,965,000 (diluted). Per share amounts for the six months ended June 30, 1998 are based on weighted average shares outstanding of 9,900,000 (basic) and 10,012,000 (diluted).

Commercial Lines

     Premiums earned for commercial lines increased 11.7% to $34.0 million for the six months ended June 30, 1999, compared to $30.5 million for the same period in 1998. The increase is primarily attributable to the growth in gross written premiums, which increased 9.6% to $39.2 million compared with $35.7 million for the six months ended June 30, 1998. Net written premiums increased 11.3% to $35.8 million compared with $32.2 million in 1998. Net premiums written for the six months ended June 30, 1999 increased more significantly than gross premiums. This is primarily due to an increase in the Company's retention on its casualty excess of loss reinsurance treaty from limits of $500,000 to $1 million

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)


effective January 1, 1999. This was partially offset by growth in the commercial automobile liability lines where retention is primarily at $100,000. Effective July 1, 1999, the Company amended the casualty excess of loss reinsurance treaty to return to a retention of $500,000. The Company accounted for the casualty unearned premium retention change on July 1, 1999 as an unearned transfer to its reinsurer.

     Investment income from insurance operations increased 14.8% to $2.6 million for the six months ended June 30, 1999, compared to $2.3 million for the six months ended June 30, 1998.

     Incurred losses and loss adjustment expenses increased 11.4% to $20.7 million for the six months ended June 30, 1999 compared to $18.6 million for the six months ended June 30, 1998. The increase is primarily attributable to the growth of net earned premiums as the loss and loss adjustment expense ratio improved to 60.8% in 1999, compared to 61.0% in 1998.

     Underwiting expenses allocated to commercial lines increased 13.1% to $10.2 million for the six months ended June 30, 1999 compared to $9.0 million in the same period of 1998, primarily due to the increase in net earned premiums. The commercial segment expense ratio was 30.0% for the six months ended June 30, 1999 compared to 29.7% in the same period in 1998.

     As a result of the factors described above, the commercial lines segment profit increased 11.8% to $5.7 million for the six months ended June 30, 1999, compared to $5.1 million in the same period of 1998.


Non-Standard Personal Automobile Lines

     Premiums earned for non-standard personal automobile lines decreased 40.0% to $8.8 million for the six months ended June 30, 1999 compared to $14.6 million for the same period in 1998. The decrease is primarily attributable to the 42.9% decline in gross written premiums for the six months ended June 30, 1999 to $7.3 million compared with $12.9 million for the same period in 1998. Net written premiums decreased 42.9% to $7.3 million compared with $12.8 million in 1998. The decrease was due to actions taken by the Company to run-off its entire non-standard personal automobile portfolio.

     Investment income from insurance operations was $460,000 for the six months ended June 30, 1999, compared to $523,000 for the six months ended June 30, 1998.

     Incurred losses and loss adjustment expenses declined 28.4% to $6.9 million for the six months ended June 30, 1999 compared to $9.6 million in the six months ended June 30, 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

The increase is primarily attributable to the decline of the non-standard personal automobile lines net earned premiums offset by an increase in the loss and loss adjustment expense ratio to 78.0% for the six months ended June 30, 1999 compared to 65.4% for the six months ended June 30, 1998. The increase in the loss ratio is attributed to unfavorable development in the current and prior accident years.

     Underwriting expenses allocated to non-standard personal automobile lines decreased 39.6% to $2.8 million for the six months ended June 30, 1999 compared to $4.7 million for the six months ended June 30, 1998, primarily due to the decline in net earned premiums in non-standard personal automobile lines.

     As a result of the factors described above, the non-standard personal automobile segment recorded a loss of $458,000 for the six months ended June 30, 1999, compared to a segment profit of $877,000 for the six months ended June 30, 1998.



Liquidity and Capital Resources

     PAGI is a holding company, the principal asset of which is the common stock of Penn-America. PAGI's cash flows depend primarily on dividends and other payments from Penn-America and its subsidiary, Penn-Star. PAGI uses these funds to pay (i) operating expenses, (ii) taxes and other payments, and (iii) dividends to PAGI stockholders. Penn-America's source of funds consists primarily of premiums, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America and Penn-Star principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PAGI.

     Net cash provided by operating activities decreased to $3.3 million for the six months ended June 30, 1999, from $7.5 million for the six months ended June 30, 1998, due primarily to the decline in non-standard personal lines automobile gross written premiums in 1999.

     Net cash used by investing activities was $3.3 million for both the six months periods ended June 30, 1999 and 1998.

     Net cash used by financing activities was $10.9 million for the six months ended June 30, 1999, compared to $423,000 for the same period in 1998. The principal reason for the use of cash by financing activities was the purchase of 958,700 shares of treasury stock totaling $10.4 million for the six months ended June 30, 1999. The Company announced a corporate stock buy-back program in July 1998. On April 28, 1999, the Board of Directors had authorized the repurchase of

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

up to two million shares. As of June 30, 1999, the Company has acquired 1.5 million shares at an average cost of $10.70 per share. The funding for the treasury stock program has been primarily provided by dividends from the Company's insurance subsidiary, Penn-America Insurance Company. For the six months ended June 30, 1999, Penn-America Insurance Company paid dividends of $10.5 million to the Company. As a result of the dividends paid by Penn-America to the Company, its statutory surplus as of June 30, 1999 decreased to $77.8 million from $87.2 million as of June 30, 1998.

     The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of June 30, 1999 was approximately 3.8 years.

     The Company's fixed maturity portfolio of $130.7 million was 83% of the total investment portfolio as of June 30, 1999. Approximately 99% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $26.9 million or 17% of total investments as of June 30, 1999.

     As of June 30, 1999, the investment portfolio contained $20.1 million of mortgage/ asset-backed obligations, which represents 12.8% of the total investments as of June 30, 1999. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of June 30, 1999.

     In 1999, the Company engaged a third asset manager, Madison Monroe, Inc., to invest $10,000,000 of its investment portfolio. As of June 30, 1999, approximately $8.8 million was invested in U.S. Treasury strip bonds. One of the principals of Madison Monroe is a party related to the controlling shareholder of the Company.

     The principal source of cash for the payment of dividends to PAGI's stockholders is dividends from Penn-America Insurance Company and its subsidiary, Penn-Star Insurance Company. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

regulatory authorities. The maximum dividend that may be paid in 1999 by Penn-America to PAGI without prior approval of regulatory authorities is $9,455,000. For the twelve-month period ended June 30, 1999, Penn-America had paid regular dividends of $9,455,000 and had obtained approval from the Pennsylvania Insurance Department to pay extraordinary dividends of $6,745,000. These dividends were used to fund the Company's stock repurchase program and operating expenses of the Company.


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

State of Readiness

     IT systems: In an effort to remediate the problems associated with the Year 2000, the Company, in 1996, evaluated all its computer codes to determine what software programs would be affected by date-sensitive fields. After this identification process was completed, the Company hired an outside vendor to implement the recoding that was required. In July 1997, the Company successfully ran its second trial of all the revised programs. Based upon testing to date, the Company believes that its programs are Year 2000 compliant. The Company, however, continues to run periodic tests to make sure the programs will function properly. The next series of tests are scheduled to be run at the end of the third quarter of 1999. As of June 30, 1999, approximately 30,000 policies have been successfully processed as new policies and renewals with an expiration date of January 1, 2000 or after.

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

     The Company's management information systems rely primarily on an integrated property-casualty software package that is processed on an IBM AS/400 computer system. The system is leased from IBM and kept current or near current in both hardware and operating systems. The IBM AS/400 model hardware was upgraded in the fourth quarter of 1998 to the latest processor platform. The AS/400 software was most recently upgraded in the second quarter of 1999, which is software reported by IBM to be fully compliant with Year 2000.

     The Company uses a Microsoft NT 4.0 Server to connect all employees to the computer system. The LAN is reported to be Year 2000 compliant. The LAN is used primarily for "service" applications including word processing, spreadsheets and E-mail. The majority of the LAN-based applications are Microsoft products and are current or near current in their software releases.

     The LAN also consists of personal computers ("PCs") that are attached to a series of servers. All PCs have been tested and correctly recognize the Year 2000. The IT Department of the Company supports an Internet web site and various stand-alone third party PC software applications. These packages were assessed for any Year 2000 problems and testing of these packages were completed in June 1999. The IT Department also supports IPPS, a document management software package developed by DocuCorp, which is used by the majority of general agents to produce Penn-America policies. FormMaker has been tested and, in its current release, is reported by DocuCorp to be Year 2000 compliant.

     Non-IT systems: The Company has identified, and relies on, the following non-IT systems in its daily operations: telephones, voicemail, facsimile machines and heating and air conditioning and fire protection systems. The telephone system was tested as compliant. The voicemail system was identified as non-compliant and was replaced with a compliant system in September 1998. The heating and air conditioning systems have been tested and are compliant. The Company has been informed that all of the remaining systems will not be affected by the Year 2000 and the Company has received written confirmation to this effect.

     The Company continues to respond to requests for information from customers, suppliers and vendors with whom the Company does business, including various departments of insurance. The Company was recently informed of a Year 2000 compliance examination by the Insurance Department of Pennsylvania, the Company's state of domicile, which should be completed by the Department during the third quarter of 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

     Key Customers, Suppliers and Vendors: As part of its remediation plan, the Company is analyzing the Year 2000 readiness of the Company's critical outside customers (including general agents), vendors and suppliers. Each department of the Company was asked to identify key customers, suppliers and vendors with whom the Company has an interdependent, material business relationship. In September 1998, the Company sent approximately 188 surveys to those identified customers/suppliers/vendors to ask them: to provide the current status of their Y2K plan; whether they will be compliant; and what plans they have in place in the event they will not be compliant. Of the 188 surveys sent out, 100 were returned with responses indicating that the recipients were or would be compliant, 88 did not respond. In December 1998, the Company sent out a second request for information to those who had not yet responded and for newly identified critical customers, suppliers and vendors. As of April 30, 1999, the responses were as follows: 55 indicated that they were compliant; 112 indicated that they would be compliant before January 1, 2000; and 24 have yet to respond. In June 1999, the Company sent out a third request for those 18 questionnaires that the Company had not received any response. Of the 18 sent, 7 responded, 3 compliant and 4 to be compliant by December 31, 1999. Additionally, 75 follow-up letters were sent to respondents who had previously indicated that they would be compliant. Of the 23 responses as of June 30, 1999, 10 are now compliant and 13 will be compliant by December 31, 1999.

     Despite all the procedures the Company has in place, there can be no guarantee that the systems of other companies on which the Company's business relies will be converted in a timely fashion, or that failure to convert by another company or a conversion that is incompatible with the Company's systems will not have a materially adverse effect on the Company and its operations.

Cost

     The Company incurred costs of approximately $60,000 to recode its internal programs. The costs were incurred by the Company to test significant insurance hardware and software that the Company believes are compliant. These costs are and will be minimal as these costs are built into the Company's standard disaster recovery testing program. The current standard testing costs approximately $28,000 per year. The Company does not separately track the internal costs incurred for the Y2K project. Such costs are related primarily to payroll costs for the Company's information technology personnel. The Company also incurred an additional $13,000 to upgrade its voicemail system. Additional expenses may arise during 1999. Management believes that at this time these costs, including the estimated cost associated with the Pennsylvania Insurance Department Y2K audit, will approximate $50,000 to $60,000.

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

     If the Company and its business partners do not solve the Year 2000 problem, the Company could face business disruption, operational problems, financial losses, legal liability and similar risks to the business. These risks could have a material adverse impact on the Company.

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

Contingency Plan

     The Company has completed a second draft of a Year 2000 Contingency Plan and anticipates having a final draft of the plan in place by the fourth quarter of 1999. In the meantime, the Company maintains a Disaster Recovery Plan to address various potential business interruptions.

     The current Disaster Recovery Plan addresses the availability and compatibility of hardware offsite that could be placed into action by the Company. In September 1998, the Company tested the offsite facility and the operation of significant insurance software that had been made Year 2000 compliant, as well as the operation of the offsite hardware. Under these test

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)

conditions,  all dates were rolled  forward to January 1, 2000. The test results
indicated  that  the  Company's   significant   insurance-related   software  is
compliant.

     The testing facility has indicated that the majority of its hardware and equipment is fully compliant as of December 1998. The testing facility previously noted that it would not upgrade certain of its systems until the second quarter of 1999 so as to afford all subscribers an opportunity to upgrade their systems. The Company recently followed up with the testing facility on its system upgrades to see where they stand. The testing facility is also available if electric, heat, water, telephones and office space should be required.

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


New Accounting Standards

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established standards for accounting and reporting of derivative instruments and hedging activities. The statement as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the effect, if any, of this statement on its financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Default Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote by Security Holders - (See Attached)

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

PART II, ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Shareholders of Penn-America Group, Inc. was held on May 19, 1999 (the "Annual Meeting" or "Meeting"), with the following results:

     The total number of shares represented at the Annual Meeting in person or by proxy was 7,747,090 of the 8,736,201 share of common stock outstanding and entitled to vote at the meeting.

     On the proposal to elect Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Charles Ellman, Paul Simon and Thomas Spiro as Directors to serve until the 2000 Annual Meeting and until their successors are duly elected and qualified, the nominees for Director received the number of votes set forth opposite their respective names.

                                  Number of Votes

                               For             Withheld

Irvin Saltzman              7,585,112          161,978
Jon S. Saltzman             7,586,112          160,978
James E. Heerin, Jr         7,586,112          160,978
Robert A. Lear              7,586,112          160,978
Jami Saltzman-Levy          7,586,112          160,978
M. Moshe Porat              7,626,112          120,978
Charles Ellman              7,586,112          160,978
Paul Simon                  7,626,112          120,978
Thomas M. Spiro             7,626,112          120,978

     There were no broker non-votes recorded. On the basis of the above vote, Irvin Saltzman, Jon S. Saltzman, James E. Heerin, Jr., Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Charles Ellman, Paul Simon and Thomas Spiro were elected as Directors to serve until the 2000 Annual Meeting and until their respective successors are duly elected and qualified. Subsequent to the May 19, 1999 Annual Shareholders Meeting, Mr. James E. Heerin and Mr. Thomas M. Spiro resigned from the Board due to other business commitments. The nominating committee of the Board of Directors will seek replacements for both directors in the future.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Penn-America Group, Inc.




Date:  August 10, 1999                            By: /s/ Jon S. Saltzman
                                                      --------------------------
                                                      Jon S. Saltzman
                                                      President and
                                                      Chief Executive Officer



                                                  By: /s/ Rosemary R. Ferrero
                                                      --------------------------
                                                      Rosemary R. Ferrero
                                                      Principal Finance and
                                                      Accounting Officer