Form 10-Q
period 1999-09-30
PENN AMERICA GROUP INC
filed 1999-11-04
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

( x ) QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                                ----------------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

Commission file number   0-22316
                        ---------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                 23-2731409
 --------------------------------          ------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

At November 4, 1999, 8,131,261 shares of the registrant's common stock, $.01 par value, were outstanding.

                    Penn-America Group, Inc. and SubsidiarIES
                                      Index

                                                                                               Page Number
Part I - Financial Information

         Consolidated Unaudited Balance Sheets - September 30, 1999 and
                December 31, 1998                                                                    3

         Consolidated Unaudited Statements of Earnings - For the three
                 and nine months ended September 30, 1999 and 1998                                   4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the nine months ended September 30, 1999                                         5

         Consolidated Unaudited Statements of Cash Flows -
                For the nine months ended September 30, 1999 and 1998                                6

         Notes to Unaudited Consolidated Financial Statements                                        7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                           13

Part II - Other Information                                                                         25


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                                        September 30,          December 31,
                                                                                             1999                  1998
                                                                                        ----------------     -----------------
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 1999, $110,273; 1998, $103,365)    $ 107,574            $ 105,598
       Held to maturity, at amortized cost (fair value 1999, $22,248; 1998, $27,270)           22,309               26,956
    Equity securities, at fair value (cost 1999, $28,162; 1998, $23,358)                       27,168               25,238
    Short-term investments, at cost, which approximates fair value                                 --                  997
                                                                                        ----------------     -----------------
       Total investments                                                                      157,051              158,789
Cash                                                                                           12,459               24,077
Receivables:
    Accrued investment income                                                                   2,168                1,871
    Premiums receivable, net                                                                    9,788               10,349
    Reinsurance recoverable                                                                    18,607               18,766
                                                                                        ----------------     -----------------
       Total receivables                                                                       30,563               30,986
Prepaid reinsurance premiums                                                                    3,975                2,809
Deferred policy acquisition costs                                                               9,241                8,728
Capital lease                                                                                   1,862                2,051
Deferred income taxes                                                                           4,148                1,598
Income tax recoverable                                                                          2,126                  884
Other assets                                                                                      399                  582
                                                                                        ----------------     -----------------
       Total assets                                                                         $ 221,824            $ 230,504
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                               $   93,421           $   88,937
  Unearned premiums                                                                            36,613               34,253
  Accounts payable and accrued expenses                                                         2,402                1,179
  Capitalized lease obligation                                                                  1,855                2,080
  Other liabilities                                                                             3,025                3,425
                                                                                        ----------------     -----------------
         Total liabilities                                                                    137,316              129,874
                                                                                        ----------------     -----------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
     issued 1999, 9,990,436 and 1998, 9,938,179 shares, outstanding 1999,
     8,391,911 and 1998, 9,395,854 shares                                                         100                   99
  Additional paid-in capital                                                                   69,591               69,035
  Accumulated other comprehensive (loss) income                                            (    2,437)               2,714
  Retained earnings                                                                            34,598               34,779
  Treasury stock, 1999, 1,598,525 shares, 1998, 542,325 shares, at cost                    (   16,989)          (    5,643)
                                                                                        ----------------     -----------------
                                                                                               84,863              100,984
  Unearned compensation from restricted stock awards                                       (      355)          (      354)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            84,508              100,630
                                                                                        ----------------     -----------------

         Total liabilities and stockholders' equity                                         $ 221,824            $ 230,504
                                                                                        ================     =================


     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

     For the three and nine month periods ended September 30, 1999 and 1998
                     (In thousands, except per share data)

                                                            Three months ended           Nine months ended
                                                              September 30,                September 30,
                                                          ----------------------      ----------------------
                                                            1999          1998          1999           1998
                                                          --------      --------      --------      --------
Revenues:
    Premiums earned                                       $ 21,555      $ 22,628      $ 64,375      $ 67,737
    Net investment income                                    2,403         2,667         7,163         8,191
    Net realized investment gains (losses)                       1          (418)        1,239            25
                                                          --------      --------      --------      --------
       Total revenues                                       23,959        24,877        72,777        75,953
                                                          --------      --------      --------      --------

Losses and expenses:
    Losses and loss adjustment expenses                     21,329        14,338        48,874        42,483
    Amortization of deferred policy acquisition costs        6,103         6,351        18,343        18,775
    Other underwriting expenses                              1,668         1,693         4,553         4,867
    Interest expense                                            36            44           109           133
                                                          --------      --------      --------      --------
       Total losses and expenses                            29,136        22,426        71,879        66,258
                                                          --------      --------      --------      --------

Earnings (losses) before income tax                         (5,177)        2,451           898         9,695

Income and tax expense (benefit)                            (1,933)          667          (263)        2,806
                                                          --------      --------      --------      --------
Net earnings (loss)                                       $ (3,244)     $  1,784      $  1,161      $  6,889
                                                          ========      ========      ========      ========

Net earnings (loss) per share
         Basic                                            $  (0.38)     $   0.18      $   0.13      $   0.70
         Diluted                                          $  (0.38)     $   0.18      $   0.13      $   0.69

Weighted average number of shares outstanding
         Basic                                               8,457         9,797         8,742         9,859
         Diluted                                             8,520         9,873         8,814         9,962

Cash dividends per share                                  $ 0.0525      $   0.05      $  0.155      $   0.15

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the nine months ended September 30, 1999
                 (In thousands, except share and per share data)

                                                                                                               Unearned
                                                                                                             Compensation
                                                                             Accumulated                         From
                                               Common Stock      Additional     Other                         Restricted
                                           -------------------    Paid-In   Comprehensive  Retained  Treasury   Stock
                                             Shares    Amount     Capital   Income (Loss)  Earnings    Stock    Awards     Total
                                           ---------   -------   ---------  -------------  --------  -------- -----------  -----
Balance at December 31, 1998               9,938,179     $ 99    $ 69,035     $ 2,714      $ 34,779  $(5,643)   $(354)    $100,630
                                                                                              1,161                          1,161
Net earnings
Other comprehensive (loss) income, net of tax:
      Unrealized losses on investments, net of
       reclassification adjustment                                             (5,151)                                      (5,151)
                                                                                                                          --------
Comprehensive (loss) income                                                                                                 (3,990)
                                                                                                                          --------
Issuance of common stock                      52,257        1         556                                                      557
Unearned compensation  from  restricted
      stock awards                                                                                                (91)         (91)
 Amortization of compensation expense from
      restricted  stock awards issued                                                                              90           90
Cash dividends paid ($0.155 per share)                                                       (1,342)                        (1,342)
Purchase of treasury stock, 1,056,200 shares                                                         (11,346)              (11,346)
                                           ----------------------------------------------------------------------------------------
Balance at September 30, 1999              9,990,436     $100    $ 69,591     $(2,437)     $ 34,598 $(16,989)   $(355)    $ 84,508
                                           ========================================================================================



     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

              For the nine months ended September 30, 1999 and 1998
                                 (In thousands)

                                                                                        Nine months ended September 30,
                                                                                      -------------------------------------
                                                                                           1999                  1998
                                                                                      ---------------        --------------
Cash flows from operating activities:
    Net earnings                                                                          $   1,161              $   6,889
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Amortization and depreciation expense                                                  389                    511
         Net realized investment gains                                                     (  1,239)              (     25)
         Deferred income tax (benefit)                                                          104               (    421)
         Net decrease in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                              1,755                    615
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                        4,642                  3,279
         (Increase) decrease in:
           Accrued investment income                                                       (    296)              (    331)
           Deferred policy acquisition costs                                               (    512)              (    360)
           Income tax recoverable                                                          (  1,242)              (    620)
           Other assets                                                                          89               (     71)
         Increase (decrease) in:
           Accounts payable and accrued expenses                                              1,223               (  1,086)
           Other liabilities                                                               (    400)              (    105)
                                                                                      ---------------        --------------
               Net cash provided by operating activities                                      5,674                  8,275
                                                                                      ---------------        --------------

Cash flows from investing activities:
    Purchases of equity securities                                                         (  7,372)               (15,539)
    Purchases of fixed maturities available for sale                                        (29,704)               (45,514)
    Purchases of fixed maturities held to maturity                                         (  2,785)              (  1,015)
    Proceeds from sales of equity securities                                                  3,764                 16,431
    Proceeds from sales and maturities of fixed maturities available for sale                22,877                 24,743
    Proceeds from maturities and calls of fixed maturities held to maturity                   7,256                 15,268
    Change in short-term investments                                                            997                  1,795
                                                                                      ---------------        --------------
         Net cash used by investing activities                                             (  4,967)              (  3,831)
                                                                                      ---------------        --------------

Cash flows from financing activities:
    Issuance of common stock                                                                    465                    634
    Purchase of treasury stock                                                             ( 11,346)              (  3,217)
    Principal payments on capital lease obligations                                        (    102)              (     95)
    Dividends paid                                                                         (  1,342)              (  1,480)
                                                                                      ---------------        --------------
         Net cash used by financing activities                                             ( 12,325)              (  4,158)
                                                                                      ---------------        --------------

(Decrease) increase in cash                                                                ( 11,618)                   286
Cash, beginning of period                                                                    24,077                  2,163
                                                                                      ---------------        --------------
Cash, end of period                                                                        $ 12,459              $   2,449
                                                                                      ===============        ==============

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
      Interest                                                                           $      109             $      133
      Taxes                                                                                     875                  3,800

     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PAGI and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately 36.8% of the outstanding common stock of PAGI as of September 30, 1999.

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

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $2.5 million and $1.9 million for the three months ended September 30, 1999 and 1998, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $2.0 million and $1.9 million for the three months ended September 30, 1999 and 1998, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $6.0 million and $5.7 million for the nine months ended September 30, 1999 and 1998, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $6.1 million and $5.1 million for the nine months ended September 30, 1999 and 1998, respectively

Note 3 - Comprehensive Income

           Accumulated other comprehensive (loss) income of the Company consists solely of net unrealized (losses) gains on investment securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)



The  following  are  components  of  other   comprehensive   (loss)  income  (in
thousands):

                                                                   Nine months ended September 30, 1999
                                                        ----------------------------------------------------------
                                                           Before Tax                Tax               Net of Tax
                                                             Amount                Expense               Amount
                                                        -----------------     ------------------    --------------
Unrealized losses on investments:
    Unrealized holding losses arising
       during period                                       $(6,565)               $ 2,232                $(4,333)
    Less: reclassification adjustment for
       gains realized in net earnings                       (1,239)                   421                (   818)
                                                        ----------------------------------------------------------
Other comprehensive loss                                   $(7,804)               $ 2,653                $(5,151)
                                                        ========================================================


                                                                   Nine months ended September 30, 1998
                                                        ----------------------------------------------------------
                                                           Before Tax                Tax               Net of Tax
                                                             Amount                Expense               Amount
                                                        -----------------     ------------------    --------------
Unrealized gains on investments:
    Unrealized holding gains arising
      during period                                        $ 1,664                $(  598)              $ 1,066
    Less: reclassification adjustment for
       gains realized in net earnings                       (   25)                     9              (     16)
                                                        ----------------------------------------------------------
Other comprehensive income                                 $ 1,639                $(  589)              $ 1,050
                                                        ========================================================


For the three months ended September 30, 1999, comprehensive loss of $4,679,000 consisted of a net loss of $3,244,000 and other comprehensive loss of $1,435,000.

Comprehensive income for the three and nine months ended September 30, 1998 was $2,676,000 and $7,939,000 which consisted of net income of $1,784,000 and
$6,889,000 and other comprehensive income of $892,000 and $1,050,000, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                     Three months ended                     Nine months ended
                                                        September 30,                         September 30,
                                                  --------------------------            ---------------------------
                                                     1999           1998                  1999             1998
                                                  -----------     ----------            ----------       ----------
Basic EPS:
Net earnings (losses)                               $( 3,244)       $ 1,784               $ 1,161          $ 6,889
                                                  -----------     ----------            ----------       ----------

Weighted average common
      shares outstanding                               8,457          9,797                 8,742            9,859
                                                  -----------     ----------            ----------       ----------

Basic EPS                                           $(  0.38)        $ 0.18                $ 0.13           $ 0.70
                                                  ===========     ==========            ==========       ==========

Diluted EPS:
Net earnings (losses)                               $( 3,244)       $ 1,784               $ 1,161          $ 6,889
                                                  -----------     ----------            ----------       ----------
Weighted average common
      shares outstanding                               8,457          9,797                 8,742            9,859

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                               63             76                    72              103
                                                  -----------     ----------            ----------       ----------

Total weighted average common
      shares outstanding                               8,520          9,873                 8,814            9,962
                                                  ===========     ==========            ==========       ==========

Diluted EPS                                         $(  0.38)        $ 0.18                $ 0.13           $ 0.69
                                                  ===========     ==========            ==========       ==========


Note 5- Change in accounting estimate

         During the third quarter of 1999, the Company completed a routine actuarial review, which included a study by the Company's outside consulting actuary. As a result of this review, the Company strengthened its prior years' unpaid loss and loss adjustment expense (reserves) related to its non-standard personal automobile insurance line, which is in run-off, as well as its other liability line. This reserve strengthening increased loss reserves by $5.5 million on a pretax basis, and reduced net income by $3.6 million or ($0.42) per diluted share for the quarter.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)



Note 6- Segment Information

         In 1998, the Company implemented Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards about a company's operating segments.

         The Company has two reportable segments: non-standard personal minimum limits automobile and commercial lines. The Company announced in April 1999 that it would run-off its remaining portfolio of the personal lines non-standard automobile business, which was underwritten through a single agent in California. This followed a move earlier this year to eliminate the rest of the Company's non-standard personal automobile portfolio of this business in nine other states. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. These segments are managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

         The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in the Company's annual report. The Company evaluates segment profit based on profit or loss from operating activities. Segment profits or losses from operations are pre-tax and does not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions.

         As of September 30, 1999, the Company's insurance business comprised two distinct segments: commercial lines, which represent approximately 86.7% of the Company's gross written premiums for the nine months ended September 30, 1999, and minimum limits non-standard personal automobile insurance.

         The Company currently has one major customer accounting for more than 10% of the Company's revenue. The Company derived approximately 8.5% and 17.2% of its revenues from this agent for the three months ended September 30, 1999 and 1998, respectively, and 10.7% and 19.2% of its revenues from this agent for the nine months ended September 30, 1999 and 1998, respectively. This agent produces the personal non-standard automobile coverage in the states of California and Nevada that the Company is currently running off.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 6- Segment Information (Continued)

         The following is a summary of the Company's segment revenues, expenses and profit for the three months ended September 30, 1999 and 1998:

(in thousands)                        Three months ended September 30, 1999
                                      -------------------------------------
                                                    Personal
                                      Commercial    Automobile       Total
                                      -------------------------------------
Premiums earned                       $ 18,632      $  2,923      $ 21,555
Net investment income from
  insurance operations                   1,138           237         1,375
                                      -------------------------------------
Total segment revenues                  19,770         3,160        22,930
                                      -------------------------------------

Segment losses and LAE                  16,278         5,051        21,329
Segment expenses                         5,770         1,020         6,790
                                      -------------------------------------
Total segment expenses                  22,048         6,071        28,119
                                      -------------------------------------


Segment (loss)                        $ (2,278)     $ (2,911)     $ (5,189)
                                      -------------------------------------

Plus unallocated items:
Net investment income from equity                                     1,029
Unallocated expenses                                                 (1,017)
Income tax expense                                                    1,933
                                                                   ---------
Net loss                                                           $ (3,244)
                                                                   =========





(in thousands)                        Three months ended September 30, 1998
                                      -------------------------------------
                                                    Personal
                                      Commercial    Automobile       Total
                                      -------------------------------------
Premiums earned                       $ 16,387      $  6,241      $ 22,628
Net investment income from
  insurance operations                     851           195         1,046
                                      -------------------------------------
Total segment revenues                  17,238         6,436        23,674
                                      -------------------------------------

Segment losses and LAE                   9,674         4,664        14,338
Segment expenses                         4,865         2,009         6,874
                                      -------------------------------------
Total segment expenses                  14,539         6,673        21,212
                                      -------------------------------------


Segment profit (loss)                 $  2,699      $   (237)     $  2,462
                                      -------------------------------------

Plus unallocated items:
Net investment income from equity                                     1,203
Unallocated expenses                                                 (1,214)
Income tax expense                                                     (667)
                                                                   ---------
Net earnings                                                       $  1,784
                                                                   =========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 6- Segment Information (Continued)

The following is a summary of the Company's segment revenues, expenses and profit for the nine months ended September 30, 1999 and 1998:

(in thousands)                       Nine months ended September 30, 1999
                                     -------------------------------------
                                     Commercial     Personal
                                                   Automobile      Total
                                     -------------------------------------
Premiums earned                       $ 52,667      $ 11,708     $ 64,375
Net investment income from
  insurance operations                   3,761           698        4,459
                                     -------------------------------------
Total segment revenues                  56,428        12,406       68,834
                                     -------------------------------------

Segment losses and LAE                  36,970        11,904       48,874
Segment expenses                        15,996         3,870       19,866
                                     -------------------------------------
Total segment expenses                  52,966        15,774       68,740
                                     -------------------------------------
Segment profit (loss)                 $  3,462       ( 3,368)    $     94
                                     -------------------------------------
Plus unallocated items:
Net investment income from equity                                   3,943
Unallocated expenses                                               (3,139)
Income tax expense                                                    263
                                                             ------------
Net earnings                                                     $  1,161
                                                             ============




(in thousands)                       Nine months ended September 30, 1998
                                     -------------------------------------
                                                    Personal
                                     Commercial    Automobile      Total
                                     -------------------------------------
Premiums earned                       $ 46,855      $ 20,882     $ 67,737
Net investment income from
  insurance operations                   3,135           718        3,853
                                     -------------------------------------
Total segment revenues                  49,990        21,600       71,590
                                     -------------------------------------

Segment losses and LAE                  28,247        14,236       42,483
Segment expenses                        13,909         6,724       20,633
                                     -------------------------------------
Total segment expenses                  42,156        20,960       63,116
                                     -------------------------------------

Segment profit                        $  7,834      $    640     $  8,474
                                     -------------------------------------
Plus unallocated items:
Net investment income from equity                                   4,363
Unallocated expenses                                               (3,142)
Income tax expense                                                 (2,806)
                                                             ------------
Net earnings                                                     $  6,889
                                                             ============

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

Three Months Ended September 30, 1999 and 1998

         Premiums earned decreased 4.7% to $21.6 million for the three months ended September 30, 1999 from $22.6 million for the three months ended September 30, 1998, due to a 53.2% decline in non-standard personal lines automobile premiums earned caused by the run off of personal lines, as discussed below, partially offset by an 13.7% increase in commercial premiums earned.

         Gross written premiums increased 7.5% for the three months ended September 30, 1999 to $26.2 million compared to $24.3 million in 1998, due to a 29.0% increase in commercial gross written premiums partially offset by a 60.2% decline in non-standard personal lines automobile net written premiums. The company announced in April of 1999 that it is running off the remainder of its non-standard personal automobile business.

         Net written premiums decreased 0.4% for the three months ended September 30, 1999 to $22.4 million compared to $22.5 million in 1998, due to a 60.2% decline in non-standard personal lines automobile net written, partially offset by a 20.5% increase in commercial net written premiums.

         Net investment income decreased 9.9% to $2.4 million for the three months ended September 30, 1999, from $2.7 million for the three months ended September 30, 1998. This decrease resulted principally from a decrease in the tax equivalent investment yield to 6.23% as of September 30, 1999, from 6.50% as of September 30, 1998, and an increased investment in tax-exempt municipal securities held during the third quarter of 1999 compared to the third quarter of 1998. The company's investment in tax-exempt municipal securities increased 29.3% to $38.3 million held during the third quarter of 1999 compared to $29.3 million held during the same quarter of 1998.

         Losses and loss adjustment expenses increased 48.8% to $21.3 million for the three months ended September 30, 1999, from $14.3 million for the three months ended September 30, 1998. The Company announced on September 30, 1999 that it was strengthening reserves following a review which included a study by the Company's outside consulting actuary, as well as having incurred additional property losses during the quarter. This accounts for the increase in losses and loss adjustment expenses.

         Amortization of deferred policy acquisition costs decreased 3.9% to $6.1 million for the three months ended September 30, 1999 compared to $6.4 million in 1998, due primarily to the 4.7% decrease in net premiums earned.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

         Other underwriting expenses were unchanged, at $1.7 million for both the three month periods ended September 30, 1999 and 1998.

         The overall statutory combined ratio for the Company increased to 133.2% for the three months ended September 30, 1999, from 98.6% for the three months ended September 30, 1998, primarily due to the increase in the loss ratio to 99.0% in 1999, compared to 63.4% in 1998. The increase in the loss ratio is primarily due to the reserve strengthening and property losses described above. The expense ratio declined to 34.2% for the three months ended September 30, 1999, compared to 35.2% for the three months ended September 30, 1998.

         As a result of the factors described above, the Company recorded a net loss for the three months ended September 30, 1999 of ($3.2 million) or ($0.38) per share (basic and diluted), compared to net income of $1.8 million or $0.18 per share (basic and diluted) for the three months ended September 30, 1998. Per share amounts for the three months ended September 30, 1999 are based on weighted averages shares outstanding of 8,457,000 (basic) and 8,520,000 (diluted). Per share amounts for the three months ended September 30, 1998 are based on weighted average shares outstanding of 9,797,000 (basic) and 9,873,000 (diluted).

Nine Months Ended September 30, 1999 and 1998

         Premiums earned decreased 5.0% to $64.4 million for the nine months ended September 30, 1999 from $67.7 million for the nine months ended September 30, 1998. This decrease was due to a 43.9% decline in non-standard personal lines automobile premiums earned caused by the run off of personal, which was partially offset by a 12.4% increase in commercial premiums earned.

         Gross written premiums decreased 0.3% for the nine months ended September 30, 1999 to $72.7 million compared to $72.9 million in 1998, due to a 16.2% increase in commercial gross written premiums offset by a 48.3% decline in non-standard personal lines automobile net written premiums.

         Net written premiums decreased 2.9% for the nine months ended September 30, 1999 to $65.6 million compared to $67.5 million in 1998, due to a 48.3% decline in non-standard personal lines automobile net written premiums, partially offset by a 14.4% increase in commercial net written premiums.

         Net investment income decreased 12.6% to $7.2 million for the nine months ended September 30, 1999, from $8.2 million for the nine months ended September 30, 1998. This decrease resulted principally from a decrease in the tax equivalent investment yield to 6.24% as of September 30, 1999, from 6.58% as of September 30, 1998.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

         Losses and loss adjustment expenses increased 15.0% to $48.9 million for the nine months ended September 30, 1999, from $42.5 million for the nine months ended September 30, 1998. The company announced on September 30, 1999 that it was strengthening reserves following a review which included a study conducted by the Company's outside consulting actuarial firm, as well as having incurred additional property losses during the quarter, which accounts for the increase in losses and loss adjustment expenses for the nine months ended September 30, 1999 as compared to the same period ended September 30, 1998.

         Amortization of deferred policy acquisition costs decreased 2.3% to $18.3 million for the nine months ended September 30, 1999, compared to $18.8 million for the nine months ended September 30, 1998, primarily due a decline in net premiums earned.

         The overall statutory combined ratio for the Company increased to 110.3% for the nine months ended September 30, 1999, from 96.7% for the nine months ended September 30, 1998, primarily due to the increase in the loss ratio to 75.9% in 1999, compared to 62.7% in 1998. The increase in the loss ratio is primarily due to the reserve strengthening and property losses described above. The expense ratio increased to 34.4% for the nine months ended September 30, 1999, compared to 34.0% for the nine months ended September 30, 1998.

         As a result of the factors described above, the Company's net income for the nine months ended September 30, 1999 decreased 83.1% to $1.2 million or $0.13 per share (basic and diluted), from $6.9 million or $0.70 per share (basic) and $0.69 per share (diluted) for the nine months ended September 30, 1998. Per share amounts for the nine months ended September 30, 1999 are based on weighted averages shares outstanding of 8,742,000 (basic) and 8,814,000
(diluted). Per share amounts for the nine months ended September 30, 1998 are based on weighted average shares outstanding of 9,859,000 (basic) and 9,962,000 (diluted).

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

         Net cash provided by operating activities decreased 31.4% to $5.7 million for the nine months ended September 30, 1999, from $8.3 million for the nine months ended September 30, 1998, due primarily to the decline in non-standard personal lines automobile gross written premiums in 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

         Net cash used by investing activities increased 29.7% to $5.0 million for the nine month periods ended September 30, 1999, from $3.8 million for the nine months ended September 30, 1998.

         Net cash used by financing activities increased to $12.3 million for the nine months ended September 30, 1999, compared to $4.2 million for the same period in 1998. This increase is due to the repurchase of stock of $11.3 million for the nine month period ended September 30, 1999, compared to $3.2 million for the nine months ended September 30, 1998. The Company announced a corporate stock buy-back program in July 1998. On September 30, 1999, the Board of Directors had authorized the repurchase of up to 2.5 million shares. As of September 30, 1999, the Company has acquired 1.6 million shares at an average cost of $10.63 per share. The funding for the treasury stock program has been provided by dividends from the Company's insurance subsidiary, Penn-America Insurance Company.

         For the nine months ended September 30, 1999, Penn-America Insurance Company paid dividends of $14.5 million to the Company. Principally as a result of the dividends paid by Penn-America to the Company, its statutory surplus as of September 30, 1999 decreased to $69.4 million from $85.0 million as of September 30, 1998.

         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of September 30, 1999 was approximately 4.7 years.

         The Company's fixed maturity portfolio of $129.9 million was 83% of the total investment portfolio as of September 30, 1999. Approximately 99% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $27.2 million or 17% of total investments as of September 30, 1999.

         As of September 30, 1999, the investment portfolio contained $19.6 million of mortgage/ asset-backed obligations, which represents 12.5% of the total investments as of September 30, 1999. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of September 30, 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

         In 1999, the Company engaged a third asset manager, Madison Monroe, Inc., to manage $10,000,000 of its investment portfolio. As of September 30, 1999, approximately $8.2 million was invested in U.S. Treasury strip bonds. One of the principals of Madison Monroe is a party related to the controlling shareholder of the Company.

         The principal source of cash for the payment of dividends to PAGI's stockholders is dividends from Penn-America Insurance Company and its subsidiary, Penn-Star Insurance Company. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania regulatory authorities. The maximum dividend that may be paid in 1999 by Penn-America to PAGI without prior approval of regulatory authorities is $9,455,000. For the twelve-month period ended September 30, 1999, Penn-America had paid regular dividends of $9,455,000 and had obtained approval from the Pennsylvania Insurance Department to pay extraordinary dividends of $10,295,000. These dividends were used to fund the Company's stock repurchase program and operating expenses of the Company.

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

State of Readiness

         IT systems: In an effort to remediate the problems associated with the Year 2000, the Company, in 1996, evaluated all its computer codes to determine what software programs would be affected by date-sensitive fields. After this identification process was completed, the Company hired an outside vendor to implement the recoding that was required. In July 1997, the Company successfully ran its second trial of all the revised programs. Based upon testing to date, the Company believes that its programs are Year 2000 compliant. The Company, however,

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

continues to run periodic tests to make sure the programs will function properly. The latest Y2K testing occurred successfully on October 1, 1999. As of this date, over 30,000 policies have been successfully processed as new policies and renewals with an expiration date of January 1, 2000 or after.

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

         The LAN also consists of personal computers ("PCs") that are attached to a series of servers. All PCs have been tested and correctly recognize the Year 2000. The IT Department of the Company supports an Internet web site and various stand-alone third party PC software applications. These packages were assessed for any Year 2000 problems and testing of these packages was successfully completed in September 1999. The IT Department also supports IPPS, a document management software package developed by DocuCorp, which is used by the majority of general agents to produce Penn-America policies. FormMaker has been tested and, in its current release, is reported by DocuCorp to be Year 2000 compliant.

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

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

         Key Customers, Suppliers and Vendors: As part of its remediation plan, the Company is analyzing the Year 2000 readiness of the Company's critical outside customers (including general agents), vendors and suppliers. Each department of the Company was asked to identify key customers, suppliers and vendors with whom the Company has an interdependent, material business relationship. In September 1998, the Company sent approximately 188 surveys to those identified customers/suppliers/vendors to ask them: to provide the current status of their Y2K plan; whether they will be compliant; and what plans they have in place in the event they will not be compliant. Of the 188 surveys sent out, 100 were returned with responses indicating that the recipients were or would be compliant, 88 did not respond. In December 1998, the Company sent out a second request for information to those who had not yet responded and for newly identified critical customers, suppliers and vendors. As of April 30, 1999, the responses were as follows: 55 indicated that they were compliant; 112 indicated that they would be compliant before January 1, 2000; and 24 have yet to respond. In September 1999, the Company sent out a final request for those who had not yet certified compliance. As of October 19, 1999, 135 certified they were compliant, 24 indicated they would be compliant by December 1999, and 24 have yet to respond. The Company is currently re-assessing the materiality of those who did not yet certify compliance. To the extent the Company does not obtain certifications, or written contingency plans from those ultimately identified as material, the Company may replace these customers, vendors and suppliers with others who can represent that they are compliant.

         Despite all the procedures the Company has in place, there can be no guarantee that the systems of other companies on which the Company's business relies will be converted in a timely fashion, or that failure to convert by another company or a conversion that is incompatible with the Company's systems, will not have a materially adverse effect on the Company and its operations.

         Responses to Inquiries: The Company continues to respond to requests for information from customers, suppliers and vendors with whom the Company does business, including various departments of insurance. The Company was recently examined by a consultant retained by the Insurance Department of Pennsylvania, the Company's state of domicile. The Consultant's examination focused on assessing the Company's efforts to attain Y2K readiness. The Consultant has not yet issued a final report to the Company. However, the Company has not been advised by the Department of Insurance that it deems any of the Company's efforts to be deficient.

Cost

         The Company incurred costs of approximately $60,000 to recode its internal programs. The costs were incurred by the Company to test significant insurance hardware and software that the Company believes are compliant. These costs are and will be minimal as these costs are built into the Company's standard disaster recovery testing program. The current standard testing costs approximately $28,000 per year. The Company does not separately track the internal costs

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

incurred for the Y2K project. Such costs are related primarily to payroll costs for the Company's information technology personnel. The Company also incurred an additional $13,000 to upgrade its voicemail system. Additional expenses may arise during 1999. Management believes that at this time these costs, including the estimated cost associated with the Pennsylvania Insurance Department Y2K audit, will approximate $20,000 to $25,000.

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

         In general, if the Company and its business partners do not solve the Year 2000 problem, the Company could face business disruption, operational problems, financial losses, legal liability and similar risks to the business. These risks could have a material adverse impact on the Company.

         Additionally, the Company may be exposed to insurance risk related to Y2K exposures of its insureds. In order to mitigate this risk, the Company generally began endorsing applicable new and renewal policies with effective dates after November 1, 1998 with a Y2K exclusion. Certain states, however, may not accept this exclusion in all cases.

Contingency Plan

         The Company has completed its Year 2000 Contingency Plan, which addresses contingencies the Company has in place in the event of a loss of network capabilities. The Company also maintains a Disaster Recovery Plan to address various other potential business interruptions, such as a loss of electricity, heat, water, telephones and office space.

         The Company is currently testing its Contingency Plan. Testing should be complete by the end of November 1999. The current Disaster Recovery Plan addresses the availability and compatibility of hardware offsite that could be placed into action by the Company. In September 1998, the Company tested the offsite facility and the operation of significant insurance software that had been made Year 2000 compliant, as well as the operation of the offsite hardware. Under

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  (continued)

these test conditions, all dates were rolled forward to January 1, 2000. The test results indicated that the Company's significant insurance-related software is compliant. The Company conducted further testing at the facility in June and October of 1999. All Y2K related tests have been successful.

         The testing facility has indicated that the majority of its hardware and equipment is fully compliant as of December 1998. The Company recently followed up with the testing facility on its system upgrades to see where they stand. The Company has been assured that the facility has substantially completed all activities required to be Y2K compliant. The testing facility is also available if electric, heat, water, telephones and office space should be required.

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


New Accounting Standards

         In September 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established standards for accounting and reporting of derivative instruments and hedging activities. The statement as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. The Company is in the process of determining the effect, if any, of this statement on its financial statements.

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

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              On August 18, 1999, the Company filed with the Securities and Exchange Commission a Form 8-K which reported that at a meeting held on August 18, 1999, the Board of Directors of Penn-America Group, Inc. ratified the approval of the Audit Committee of the Board of Directors to engage Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 1999. Ernst & Young LLP replaces the firm of KPMG LLP, who were dismissed as auditors.

              On September 30, 1999, the Company filed with the Securities and Exchange Commission a Form 8-K which reported that on September 30, 1999, the Company issued a press release announcing reserve strengthening of $3.6 million after taxes to increase net reserves and a $1.3 million charge after taxes for property losses incurred during the third quarter. As a result of these actions, the third quarter estimate is expected to be an operating loss of $0.38 to $0.40 per share. The Company also announced that the Company's board approved the increase of the stock buyback authorization by 500,000 shares to 2.5 million.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Penn-America Group, Inc.




Date:  November 4, 1999           By: /s/ Jon S. Saltzman
       ----------------               ---------------------
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