Form 10-K
period 1999-12-31
PENN AMERICA GROUP INC
filed 2000-03-27
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999
                                ---------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ____________ to __________

                      Commission file Number ___022316_____

                            PENN-AMERICA GROUP, INC.
--------------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

        Pennsylvania                                     23-2731409
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

    420 S. York Road, Hatboro, PA                          19040
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code (215) 443-3600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
Common stock, par value, per share                      New York
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

     None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 2000, the aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant was approximately $39,948,076. As of March 23, 2000, there were 7,719,161 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's annual report to stockholders for the fiscal year-ended December 31, 1999 are incorporated by reference in Parts I, II and IV of this report.

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 2000 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                            PENN-AMERICA GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1999

                                                                            Page
                                     PART I
ITEM   1.  BUSINESS........................................................... 3

ITEM   2.  PROPERTIES.........................................................17

ITEM   3.  LEGAL PROCEEDINGS..................................................17

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY-HOLDERS...................................................17


                            PART II

ITEM   5.  MARKET FOR REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS....................................18

ITEM   6.  SELECTED FINANCIAL DATA............................................18

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................18

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................18

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.........................................................18

                           PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT.........................................................19

ITEM  11.  EXECUTIVE COMPENSATION.............................................19

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT..............................................19

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................19

                            PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K...........................................20

                                     PART I

ITEM 1.           BUSINESS

General

     Penn-America Group, Inc. (PNG) is a specialty property and casualty insurance holding company (collectively referred to as the "Company") which, through its subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company markets and underwrites commercial property, general liability, business automobile, and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. During 1999, the Company announced the run-off of its entire book of personal non-standard automobile. This line of business was previously written in seven states. The Company provides commercial property and casualty insurance on both an excess and surplus lines basis and an admitted basis. The Company markets its products through about 50 high-quality general agents, who in turn produce business through over 25,000 retail insurance brokers located throughout the United States. The Company focuses on serving the insurance needs of small or non-standard markets which are generally characterized by small to average policy premiums and serviced by retail insurance brokers with limited access to larger, standard lines insurers. The Company believes that these markets are generally under-served by larger, standard lines insurers who often limit their underwriting to policies above a certain minimum premium size or to certain risk classes and who operate in large-scale markets in which they can achieve economies of scale. The Company believes that its distribution network enables it to effectively access these numerous small markets at a relatively low fixed cost through the marketing, underwriting and administrative support of its general agents, as well as the localized market knowledge and expertise of its general agents and their retail insurance brokers.

     The success of the Company's strategy is demonstrated by its strong and consistent growth and profitability. From 1992 to 1999, commercial gross written premiums cumulative average growth rate was 20.7%, which grew from $22.6 million to $84.5 million during that time period. The Company's distribution strategy is to maintain strong relationships with fewer and higher quality general agents than its competitors. The Company carefully selects a limited number of agents in each state based on the agent's experience and reputation and strives to preserve each agent's franchise value within their market territory. The Company seeks to grow with these general agents and develop strong, longstanding relationships by providing a high level of service and support. From 1992 to 1999, the Company achieved 273.9% cumulative growth in gross written premiums with a 31.6% increase in the number of general agents from 38 to 50. The Company maintains low fixed costs by underwriting the substantial majority of its policies on a binding authority basis. The Company closely monitors the quality of business it underwrites by maintaining close relationships with a small number of general agents. The Company provides its general agents with a comprehensive, regularly updated underwriting manual which clearly outlines the Company's pricing and underwriting guidelines. The Company does not write high risk policies (e.g., medical malpractice, environmental and aviation liability). The Company generally reviews new and renewal commercial policies on a continuous basis to ensure that its underwriting guidelines are being followed. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent commission structure which is substantially tied to underwriting profitability. The contingent commissions are paid through the issuance of shares of PNG common stock, options and cash.

     Historically, the Company has underwritten the majority of its commercial lines business on an excess and surplus lines basis. In recent years, the Company has underwritten a greater proportion of its commercial lines business on an admitted basis as it has identified profitable admitted markets which remain under-served by larger standard insurers. The Company expects to continue to expand its commercial lines business by offering additional products and packages which enhance its current property and liability coverages, by identifying profitable programs and books of business and by selectively adding high quality general agents. Examples of such additional products and programs include a commercial automobile product and specialty programs.

     The Company's commercial insureds consist primarily of small, "Main Street" businesses, including restaurants, taverns, mercantiles and artisan contractors, located principally in small towns and suburban and rural areas. In addition, the Company has developed customized products and coverages for other small commercial insureds such as daycare facilities, fitness centers and special events. The Company believes it has benefited from a general migration of small businesses out of urban centers and into suburban and rural areas. Industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, among other factors, have contributed to the high growth in the number of small businesses in these areas.

     The run-off of the non-standard personal automobile business represented approximately 12% of the Company's gross written premiums in 1999 as compared to 25% and 34% of gross written premium in 1998 and 1997. In 2000, non-standard personal automobile premium is not expected to represent more than approximately 2% of the Company's gross written premiums.

     Penn-America Insurance Company was formed in 1975 by Irvin Saltzman, who began working in the insurance industry in 1947 when he founded a general agency. Jon S. Saltzman, Irvin Saltzman's son, is President and Chief Executive Officer of the Company and has been employed by the Company since 1986. The Company completed an initial public offering ("IPO") on October 28, 1993, at a price to the public of $6.00 per share, which was then followed by a secondary offering in July of 1997 where approximately 3 million shares were sold by the Company. Currently, the Saltzman family, substantially through their ownership of Penn Independent Corporation (Penn-Independent), owns approximately 38.3% of the Company's Common Stock.

Financial Information About Business Segments

     The Company has two reported segments: commercial and personal lines, of which personal lines is comprised solely of non-standard personal automobile coverages which has been in run-off since March 1999. These segments are managed separately because they have different customers and require different pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 1999 Annual Report which is incorporated by reference under Item 8. The Company evaluates segment profit based on profit or loss from operating activities. Segment profit or loss from operations is pre-tax and does not include unallocated expenses, but does include investment income attributable to insurance transactions.

     Segment profit or loss, therefore, excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions. In 1999, no one customer accounted for more than 10% of the Company's revenue. In 1998 and 1997, the Company derived approximately 18.4% and 21.3% of its revenues from one agent.

Lines of Business

    The following table sets forth an analysis of gross earned premium by specific product lines during the periods indicated:

                                                                      Years ended
                                       ------------------------------------------------------------------------
                                               1999                       1998                       1997
                                       --------------------------------------------------------------------------
                                        Amount       Percent       Amount      Percent      Amount      Percent
                                       ----------    ---------   ----------- ------------ -----------  ----------
                                                               (dollars in thousands)
     Commercial lines:
     Commercial multi-peril              $43,851        46.7%       $39,113     40.3%        $35,687       35.9%
     Liability                            24,961        26.6         24,863     25.6          23,486       23.6
     Property                              5,498         5.9          5,398      5.6           5,502        5.6
     Business automobile                   5,580         5.9            958      1.0             170        0.2
                                       ----------    ---------   ----------- ------------ -----------  ----------
                                          79,890        85.1         70,332     72.5          64,845       65.3
                                       ----------    ---------   ----------- ------------ -----------  ----------
     Personal lines:
     Auto liability                       11,400        12.1         22,125     22.8          29,145       29.3
     Auto physical damage                  2,614         2.8          4,560      4.7           5,395        5.4
                                       ----------    ---------   ----------- ------------ -----------  ----------
                                          14,014        14.9         26,685     27.5          34,540       34.7
                                       ----------    ---------   ----------- ------------ -----------  ----------
     Total gross earned premium          $93,904       100.0%       $97,017    100.0%       $ 99,385      100.0%
                                       ==========    =========   =========== ============ ===========  ==========

o Commercial General Liability. The Company's commercial general liability insurance is written on an occurrence policy form (as opposed to a claims-made policy form) and provides limits generally ranging from $25,000 to $3 million, with the majority of such policies having limits of between $500,000 and $1 million. The Company's general liability policies generally pay defense and related expenses in addition to per occurrence and aggregate policy limits. General liability insureds include restaurants, bars and taverns, retail operations, garage liability, contractors and similar classes.

     Increased General Liability Limits. The Company also writes the same general liability risks (often on a package basis) for limits beyond the standard $1 million per occurrence limit up to $3,000,000 per occurrence with significant reinsurance support from General Reinsurance Corporation (Gen Re).

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

     Program Business. The Company writes specialized underwriting and marketing programs for individual agents based upon specific territorial needs and opportunities. The individual agent is given exclusive marketing authority for the program subject to territorial limitations. The Company believes it can achieve superior underwriting results and expense savings on these programs.

o Business Automobile and Commercial Umbrella. The Company writes both business automobile and commercial umbrella coverages to enhance its commercial multi-peril ("package") writings. The types of risks and insureds targeted are similar to those covered by other policies, such as, restaurants, bars and taverns, retail operations, artisan contractors and similar classes. The business automobile insurance (cars and light trucks) can be written up to $1 million liability limits. Commercial umbrella insurance can be written for limits up to $5 million with significant reinsurance support from General Reinsurance Corporation. For commercial umbrella, Penn-America usually writes the primary $1 million liability limit. The Company expects that these coverages will further expand package writings and help increase renewal retention of existing policies. In all of its commercial product lines, the Company is continuously developing specialized programs for certain industry segments to meet the needs of these markets. For example, the Company has developed programs for independent fitness centers, day-care operations, low-hazard miscellaneous professional liability coverages and special events. As a group, these programs are a significant benefit to the Company's marketing efforts, although individually they do not generate a material amount of the Company's gross written premiums.

o Non-Standard Personal Automobile. The Company announced in 1999 that it would run-off its non-standard personal automobile business in the seven states where it had been written. The company wrote $11.5 million of personal automobile premium during 1999 principally related to renewal premium in those states that requires policies to be renewed for a certain period of time if not placed with another carrier. The Company expects run-off from non-standard personal automobile written premium in 2000 to be approximately $2.0 million.

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

     The Company actively competes for quality general agents to distribute its products. The Company selectively appoints general agents and grants authority on a state-by-state basis so that each general agent only has authority in the area where they have marketing expertise. Prior to appointing a general agent, the Company extensively reviews the candidate's financial condition, geographic diversification of risk, historical loss experience and reputation, as well as the agent's results and practices with other insurers. An on-site review is made of the prospective agent's office, including an audit of selected policy files and confirmation that the agent has sufficient experience to merit authority to bind the Company only to appropriate risks as specified in the Company's underwriting manual. The agent is also interviewed at the Company's office in order to confirm the compatibility between the agent and the Company's underwriting staff. Such a comprehensive review is necessitated by the Company's philosophy of establishing an agent relationship only if it has long-term potential.

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

     The general agents are compensated on a commission basis. During 1998, the Company increased by 10%, the commission on commercial business from 20% to 22%. For personal lines automobile business, the average commission is 26.5%. A portion of this commission is passed on to the retail insurance broker. In addition, the general agency contracts between the Company and its general agents contain profit sharing incentives under the Agents' Profit Sharing and Performance Award Program, which is designed to reward general agents who meet the Company's loss ratio and premium volume criteria. Such contingent commissions and performance awards accounted for 6.8% of the total commissions incurred by the Company in 1999. The Agents' Profit Sharing and Performance Award Program was changed in 1999 to provide for a stock option component in addition to the stock and cash components. The contingent stock award for 1999 will be issued in May 2000. Stock awards for 1998, which were issued in May 1999, amounted to 42,035 shares, accounting for 33.6% of the total contingent commissions paid for 1998. Additionally, the Company awards $1,000 in the form of PNG common stock to each new general agent it appoints.

     The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:

                                                                Years ended December 31,
                          -------------------------------    ------------------------------     -------------------------------
                                       1999                              1998                                1997
                          -------------------------------    ------------------------------     -------------------------------
                             Amount            Percent           Amount           Percent           Amount           Percent
                             ------            -------           ------           -------           ------           -------
                         (in thousands)                      (in thousands)                     (in thousands)
Pacific                        $19,931            20.8%           $23,969            25.3%          $ 26,126            25.0%
Midwest                         18,255            19.0             14,392            15.2             12,198            11.7
South                           17,355            18.1             16,346            17.2             16,236            15.5
Southwest                       14,331            14.9             16,027            16.6             18,625            17.8
Mid-Atlantic                    10,359            10.8              8,998             9.5              9,876             9.4
Mountain/Northwest               9,818            10.2              9,321             9.8             14,119            13.4
New England                      5,934             6.2              6,044             6.4              7,514             7.2
                          --------------     ------------    ---------------    ------------    ---------------    ------------
                               $95,983           100.0%           $95,097           100%            $104,694           100%
                          ==============     ============    ===============    ============    ===============    ============

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

     All policies written by the Company are either generated by the general agents pursuant to their binding authority or on approval by the Company upon submission by the general agents if the risk falls outside of that authority. In 1999, approximately 97.8% of the commercial policies written by the Company were on a binding authority basis, generating approximately 96.5% of the Company's commercial lines gross written premiums. The Company has established strict commercial underwriting guidelines within the terms of its agency manual which identify the risks that: (i) are within the binding authority of the general agents; (ii) must be submitted to the Company and (iii) the Company would not insure on any basis (prohibited risks).

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

Claims Management and Administration

    Commercial Claims:
     The Company's approach to commercial claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof and to provide a high level of service and support to general agents, retail insurance brokers and insureds throughout the claims process. The Company's commercial general agents have no authority to settle commercial claims or otherwise exercise control over the claims process. All commercial lines claims are supervised and processed centrally by the Company's claims management staff. Senior management reviews all claims over $25,000.

    Personal Automobile Claims in Run-Off:
     All claims for the personal automobile run-off business are handled by the Company's internal claims unit. Prior to February 1, 2000, if an automobile claim was in the States of California and Washington, they were handled by outside third-party claims management companies. An initial reserve is established using an average reserve which reflects that state's automobile loss experience. Subsequent to the establishment of the initial reserve, adjustments are made to the reserve to reflect new information on the claims' ultimate settlement costs.

     For those claims previously handled by the claims management company, a pre-established settlement authority depending on coverage was in place. The claims management company established an initial average reserve based on the specific state's experience. Any changes to the initial average reserve had to be approved by the Company.

Reserves

     The Company is directly liable for loss and loss adjustment expense payments under the terms of the insurance policies that it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves for both reported and unreported claims, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses.

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

     All newly reported claims received with respect to personal automobile policies are established with an initial average reserve. The average reserves for these claims are determined every quarter by dividing all of the closed claims into the total amount paid during the three-month period. If a claim is open for more than 90 days, the open case reserve is evaluated and the reserve is adjusted upward or downward according to the facts of that particular claim.

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

     The following table sets forth a reconciliation of beginning and ending reserves as shown on the Company's financial statements (on a GAAP basis, without regard to reinsurance) for unpaid losses and loss adjustment expenses for the periods indicated:

                                                                                 Years ended December 31,
                                                                   ------------------------------------------------------
                                                                        1999               1998               1997
                                                                   ----------------   ----------------   ----------------
                                                                                      (in thousands)
Reserves for unpaid losses and loss adjustment expenses,
   at beginning of year                                                  $88,937            $84,566            $70,728
                                                                   ----------------   ----------------   ----------------
Incurred losses and loss adjustment expenses:
   Provision for insured events of the current year                       60,911             60,740             61,916
   Increase in provision for insured
      events of prior years                                                9,458              1,074                916
                                                                   ----------------   ----------------   ----------------
Total incurred losses and loss adjustment expenses                        70,369             61,814             62,832
                                                                   ----------------   ----------------   ----------------
Payments:
   Losses and loss adjustment expenses attributable
      to insured events of the current year                               24,504             22,716             21,408
   Losses and loss adjustment expenses attributable
      to insured events of prior years                                    41,083             34,727             27,586
                                                                   ----------------   ----------------   ----------------
Total payments                                                            65,587             57,443             48,994
                                                                   ----------------   ----------------   ----------------
Reserves for unpaid losses and loss adjustment expenses,
   at end of year                                                        $93,719            $88,937            $84,566
                                                                   ================   ================   ================

     The Company has experienced adverse development of gross reserves of $9.5 million, $1.1 million and $916,000 in 1999, 1998 and 1997, respectively, for prior years' insured events. The increase in 1999 prior year incurred losses is due to loss development in non-standard personal automobile, which the Company is exiting, and commercial property and liability lines. The increase in 1998 and 1997 prior years' incurred losses is due primarily to loss development in non-standard personal automobile liability. The establishment of reserves is an inherently subjective process and, therefore, the historical gross or net redundancies or deficiencies may not be indicative of the likelihood or amount of future redundancies or deficiencies.

     The following table represents the development of unpaid loss and loss adjustment expense reserves during the ten years ended December 31, 1998. The top of the table reflects the ten-year development of the Company's reserves net of reinsurance. The bottom of the table reconciles 1992 through 1999 ending reserves to the gross reserves in the Company's consolidated financial statements. Prior to 1992, the Company developed its reserves on a net of reinsurance basis and restatement for those prior years is not presented. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available about the frequency and severity of claims.

                                    1989     1990     1991     1992     1993     1994     1995     1996    1997     1998      1999
                                  -------  -------  -------- -------  -------  -------  -------  -------  -------  -------  -------
Reserves for unpaid losses        $25,391  $25,352  $25,681  $26,110  $26,830  $35,307  $46,512  $55,656  $68,863  $72,435  $75,633
   and loss adjustment
   Expenses, as stated
   (In thousands)

a.Net cumulative paid as of
   1 year later                    $8,655   $6,929   $6,605   $7,381   $6,852  $12,383  $17,208  $23,660   $30,236  36,449
   2 years later                   13,361   11,610   10,988   11,127   13,127   20,617   29,612   38,819    51,141
   3 years later                   16,952   14,667   13,325   15,546   18,656   27,266   38,091   50,982
   4 years later                   19,050   16,341   16,417   19,253   22,254   32,119   44,016
   5 years later                   20,359   18,363   19,283   21,503   24,303   34,883
   6 years later                   21,866   20,214   20,872   22,796   25,642
   7 years later                   23,383   21,470   21,881   23,714
   8 years later                   24,476   22,084   22,452
   9 years later                   24,978   22,432
   10 years later                  25,280

b.Reserves re-estimated
  as of end of year
   1 year later                   $25,128  $23,468  $23,228  $24,478  $23,897  $33,601  $45,708  $55.997   $68,946  $80,855
   2 years later                   24,329   22,658   22,383   21,945   23,489   34,281   47,225   57,913    76,217
   3 years later                   23,923   22,252   20,471   22,032   24,558   36,453   47,378   63,575
   4 years later                   23,615   21,465   20,819   22,767   26,335   36,359   50,704
   5 years later                   23,639   21,469   21,726   23,935   26,380   38,768
   6 years later                   24,021   21,990   22,550   24,143   27,532
   7 years later                   24,683   22,609   22,761   24,776
   8 years later                   25,379   22,609   23,117
   9 years later                   25,460   23,004
   10 years later                  25,844

Net cumulative redundancy
  (deficiency)                      ($453)  $2,348   $2,564   $1,334    ($702) ($3,461) ($4,192) ($7,919)  ($7,354) ($8,419) -----

Gross liability for unpaid
   losses and loss
   adjustment expenses, as
   stated                                                    $31,703  $33,314  $44,796  $60,139  $70,728   $84,566  $88,937 $93,719
Reinsurance recoverable                                        5,593    6,484    9,489   13,627   15,072    15,703   16,502  18,086
Net liability for unpaid
   losses and loss
   adjustment expenses, as
   stated                                                     26,110   26,830   35,307   46,512   55,656    68,863   72,435  75,633
Gross liability re-estimated -
   1 year later                                               30,609   32,796   48,173   63,884   71,644    85,640   98,395
Reinsurance recoverable
   re-estimated                                                6,131    8,899   14,572   18,176   15,647    16,694   17,540
Net liability re-estimated -
   1 year later                                               24,478   23,897   33,601   45,708   55,997    68,946   80,855
Gross liability re-estimated -
   2 years later                                              30,390   36,243   53,009   66,405   74,312    92,832
Reinsurance recoverable
   re-estimated                                                8,445   12,754   18,728   19,180   16,399    16,615
Net liability re-estimated -
   2 years later                                              21,945   23,489   34,281   47,225   57,913    76,217
Gross liability re-estimated -
   3 years later                                              33,992   41,600   56,042   66,891   80,574
Reinsurance recoverable
   re-estimated                                               11,960   17,042   19,589   19,513   16,999
Net liability re-estimated -
   3 years later                                              22,032   24,558   36,453   47,378   63,575
Gross liability re-estimated -
   4 years later                                              38,165   43,824   56,167   68,927
Reinsurance recoverable
   re-estimated                                               15,398   17,489   19,808   18,223
Net liability re-estimated -
   4 years later                                              22,767   26,335   36,359   50,704
Gross liability re-estimate -
   5 years later                                              39,956   44,466   58,272
Reinsurance recoverable
   re-estimated                                               16,021   18,086   19,504
Net liability re-estimated -
   5 years later                                              23,935   26,380   38,768
Gross Liability re-estimate -
   6 years later                                              40,670   45,595
Reinsurance recoverable
   re-estimated                                               16,527   18,063
Net liability re-estimated -
   6 years later                                              24,143   27,532
Gross liability re-estimated -
   7 years later                                              41,679
Reinsurance recoverable
   re-estimated                                               16,903
Net liability re-estimated -
   7 years later                                              24,776
Gross cumulative deficiency                                  ($9,976)($12,281)($13,476) ($8,787) ($9,846)  ($8,266) ($9,458)

a. Net cumulative paid "as of" equals the amounts of paid losses and loss adjustment expenses subsequent to the year in which the original reserves were established.

b. Reserves re-estimated "as of" equals the amounts of unpaid losses and loss adjustment expenses which the company would have originally established based on Amounts were calculated as the sum of the cumulative paid amounts described in (a.) above plus the amounts of unpaid losses and loss adjustment expenses reevaluated at the end of each succeeding year-end.

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

                                                      Years ended December 31,
                                               ---------------------------------------
                                                  1999          1998         1997
                                               ------------  -----------  ------------
The Company:
SAP Basis
Loss and loss adjustment expense ratio              73.8%         62.3%        63.0%
Expense ratio                                       34.9          35.0         32.3
                                               ------------  -----------  ------------
Combined ratio                                     108.7%         97.3%        95.3%
                                               ============  ===========  ============


                                                      Years ended December 31,
                                               ---------------------------------------
                                                1999 (1)      1998 (2)     1997 (2)
                                               ------------  -----------  ------------
Property and casualty insurance industry :
SAP Basis
Loss and loss adjustment expense ratio              88.3%         75.7%        73.4%
Expense ratio                                       28.1          27.2         26.6
Dividend ratio                                       1.1           1.4          1.1
                                               ------------  -----------  ------------
Combined ratio                                     107.5%        104.3%       101.1%
                                               ============  ===========  ============

(1) Source: Industry Estimate for 1999, Viewpoint, P/C Supplement, January 10, 2000 edition, including dividend ratio.
(2)  Source: 1998 and 1997, Best Aggregates & Averages - P/C.


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

     The Company's current treaty reinsurance is with Gen Re, which is rated "A++ (Superior)" by A.M. Best. Since January 1995, the Company has maintained net retention limits of $500,000 (including indemnity and/or loss adjustment expense) for casualty insurance, except during the first six month period of 1999, where the Company raised its casualty net retention to $1 million. As of July 1, 1999, the casualty retention was returned to its previous casualty retention limit of $500,000. The Company had an unearned premium transfer related to this change in retention limits. Net retention limits for property insurance were $300,000 per risk for 1999 and 1998 and $200,000 per risk for 1997. The combined Company retention for any one loss resulting from a common occurrence involving both the property and casualty coverage on a single risk is $500,000. The Company also maintains casualty contingent excess coverage with General Re, which covers exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits (such as bad faith and errors and omissions) and liability actions brought by two or more of the Company's insureds against each other resulting from the same occurrence.

     Effective December 1, 1997, reinsurance was added for both commercial automobile and commercial umbrella risks. Reinsurance is with General Re, and the Company has maintained for commercial automobile a net retention of $100,000 per occurrence and a net retention of 10% of the first $1,000,000 for commercial umbrella in 1999 and 1998, respectively. Commercial automobile and umbrella policy limits are $1,000,000 and $5,000,000, respectively.

     For 1999 and 1998, the Company is covered for catastrophe losses by a consortium of reinsurers including General Re, Lloyds and other "A" rated or better reinsurers. Under the terms of the agreement, the Company retains the first $2 million of losses and the consortium reinsures 95.0% of the next $23 million, with the Company retaining 5.0% of each layer (i.e., 1st layer, $3 million, 2nd layer, $5 million, 3rd layer, $15 million) within the $23 million. For 2000, the Company is covered for catastrophe losses with a retention of $1 million by a consortium of "A" rated or better reinsurers, such as Gerling Global Reinsurance, American Reinsurance, Sedgewick Reinsurance, Willis Faber North America and Herbert Clough, who underwrite 95% to 100% of the layers in excess of $1 million up to $24 million.

     The Company may write individual risks with limits greater than the treaty limits on a per-policy basis by using facultative reinsurance. The facultative reinsurers must also meet Penn-America's reinsurer guidelines.

     The following table reflects the amount of premiums written and ceded under reinsurance treaties:

                                                      Years ended December 31,
                                              ------------------------------------------
                                                  1999          1998           1997
                                                  ----          ----           ----
                                                            (in thousands)
Gross written premiums                          $95,983        $95,097      $104,694
Ceded written premiums                          $ 8,947        $ 7,268      $  8,133

Investments

The Company's investment policy seeks to maximize investment income consistent with the overriding objective of maintaining liquidity and minimizing risk. Approximately 97.8% of the Company's fixed income securities as of December 31, 1999 were rated "A" or better by Standard & Poor's or an equivalent rating by Moody's. As of December 31, 1999, the Company's fixed maturity investments had an average duration of approximately 4.5 years. Publicly traded equity securities, the majority of which consisted of preferred stocks, represented 16.8% of the Company's investment portfolio as of December 31, 1999.

     As of December 31, 1999, the Company's investment portfolio contained $17.6 million of mortgage- and asset-backed securities at their carrying value. All of these securities are "AAA" rated securities issued by government and government-related agencies, are publicly traded, and have market values obtained from an external pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Although the Company is permitted to invest in other derivative financial instruments, real estate mortgages and real estate, the Company does not participate in these markets and does not have any such investments in its investment portfolio.

     The Company's investment portfolio is under the direction of the Board of Directors of Penn-America acting through its Investment Committee (consisting of selected members of the Company's Board). The Investment Committee establishes and monitors the Company's investment policies, which are intended to maximize after-tax income while maintaining a high level of quality and liquidity in its portfolio for insurance operations. All investment transactions must receive approval from the Chairman of the Investment Committee prior to their initiation by the Company's outside investment advisors.

     The Investment Committee retained New England Asset Management ("NEAM"), a subsidiary of Gen Re, to manage its fixed income portfolio and Carl Domino Associates, L.P. ("CDA"), a registered investment advisor, to recommend purchases and sales for the equity portfolio and Madison Monroe, Inc., an investment advisor, who manages a small segment of the fixed income portfolio representing less than 10%.

The following table shows the classifications of the Company's investments at December 31, 1999:

                                                                                        Amount
                                                                                       reflected
                                                                        Fair          on balance        Percent of
                                                                       value             sheet            total
                                                                    -------------   ----------------    --------------
                                                                                    (In thousands)
Fixed maturities:
    Available for sale:
      U.S. Treasury securities and obligations of
         U.S. government agencies                                     $ 9,381           $ 9,381               6.1%
      Corporate securities                                             31,844            31,844              20.6
      Mortgage-backed securities                                        9,401             9,401               6.1
      Other structured securities                                       8,207             8,207               5.3
      Municipal                                                        28,214            28,214              18.3
      Public Utilities                                                 24,372            24,372              15.8
                                                                    -------------   ----------------    -------------
         Total                                                        111,419           111,419              72.2
                                                                    -------------   ----------------    -------------
    Held to maturity:
      U.S. Treasury securities and obligations of
         U.S. government agencies                                       7,669             7,791               5.1
      Corporate securities                                              7,298             7,360               4.8
      Municipal                                                           150               150                .1
      Public utilities                                                    986               993                .6
                                                                    -------------   ----------------    --------------
         Total                                                         16,103            16,294              10.6

                                                                    -------------   ----------------    --------------
         Total fixed maturity securities                              127,522           127,713              82.8
                                                                    -------------   ----------------    --------------
Equity securities:
      Common stock                                                      7,585             7,585               4.8
      Preferred stock                                                  18,435            18,435              12.0
                                                                    -------------   ----------------    -------------
      Total equity investments                                         26,020            26,020              16.8
                                                                    -------------   ----------------    -------------

Short-term investments                                                    449               449               0.4
                                                                    -------------   ----------------    -------------
      Total investments                                              $153,991          $154,182             100.0%
                                                                    =============   ================    =============

     The following table sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1999:

                                                 Amortized     Percentage     Cumulative
                                                    Cost      of portfolio    percentage
                                               ---------------------------------------------
                                               (in thousands)
                 Ratings (1)
-----------------------------------------------

AAA (including U.S. government obligations)       $64,928          49.1%           49.1%
AA                                                 24,638          18.7            67.8
A                                                  39,667          30.0            97.8
BBB                                                 2,036           1.5            99.3
BB                                                  1,000           0.7           100.0
                                               ---------------------------------------------
Total                                            $132,269         100.0%           100.0%
                                               =============================================

(1) Ratings are assigned primarily by Standard & Poor's with the remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.

     The following table sets forth the net investment income results of the Company for each of the years in the periods indicated:

                                                     1999              1998         1997
                                                     ----              ----         ----
                                                                (in thousands)
Interest on fixed maturities                          $7,629         $8,921         $ 7,506
Dividends on equity securities                         1,492          1,528           1,123
Interest on short-term
Other                                                      4              2              42
                                                --------------------------------------------
Total investment income                                9,912         11,183           9,523
Investment expense                                      (375)          (420)           (305)
                                                --------------------------------------------
Net investment income                                $ 9,537        $10,763         $ 9,218
                                                ============================================

Competition

     The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region and offering in some cases only a single product. The Company competes with a significant number of these insurers in attracting quality general agents and in selling insurance products. Many of the Company's existing or potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. In commercial lines, the Company competes with excess and surplus lines and specialty admitted insurers including Scottsdale Insurance Company (part of Nationwide Mutual Insurance Company), Essex Insurance Company (Markel Corporation), Nautilus Insurance Company (W.R. Berkley Corporation), and Western World Insurance Company. The Company also competes with new forms of insurance organizations (such as risk retention groups) and alternative self-insurance mechanisms. The Company believes that in order to be successful in its market, it must be aware of pricing cycles, must be able to minimize the impact of such cycles through tight expense control and superior customer service and must continually identify profitable opportunities. Other competitive factors include ratings by A.M. Best, pricing and admitted versus excess and surplus lines status in a given state.

Regulation

     General. The Company is subject to regulation under the insurance statutes and regulations, including insurance holding company statutes, of the various states in which it does business. These statutes are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders, and they relate to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. All insurance companies must file annual statements with certain state regulatory agencies and are subject to regular and special financial examinations by those agencies. The last regulatory financial examination of Penn-America Insurance Company was completed by the Pennsylvania Insurance Department in 1999, covering the five-year period ended December 31, 1998, and for Penn-Star Insurance Company, covering a two year period ended December 31, 1998, since its initial licensing in 1997.

     Since 1993, Penn-America Insurance Company has maintained an "A (Excellent)" rating from A.M. Best Company, Inc. ("A.M. Best"), which rating was reaffirmed by A.M. Best in January 2000, and included Penn-Star as a pooled rating. A.M. Best's ratings are based upon factors of concern to policyholders, including financial condition and solvency, and are not directed to the protection of investors.

     As of December 31, 1999, Penn-America Insurance Company and Penn-Star Insurance Company combined are licensed as an admitted insurer in 35 states and are approved non-admitted (excess and surplus lines) insurers in the other 15 states and the District of Columbia. All insurance is written through licensed agents and brokers. In states in which the Company operates on a non-admitted basis, general agents and their retail insurance brokers generally are required to certify that a certain number of licensed admitted insurers will not write a particular risk prior to placing that risk with the Company.

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

     Dividend Restrictions. As an insurance holding company, the Company is primarily dependent on dividends and other permitted payments from Penn-America to provide cash for the payment of any cash dividends to its stockholders. The payment of dividends to the Company by Penn-America and to Penn-America by Penn-Star are subject to state regulations, primarily the insurance laws of Pennsylvania. Generally, these laws provide that, unless prior approval is obtained, dividends of a property and casualty insurance company in any consecutive 12-month period shall not exceed the greater of 100% of its statutory net income for the most recent calendar year or 10% of its statutory policyholders' surplus as of the preceding year end. The maximum annual dividends payable by Penn-America without prior approval in 2000 is approximately $6,950,000. In 1999, Penn-America paid dividends of $14.5 million, of which $12.5 million were extraordinary dividends requiring prior approval from the state of domicile's Insurance Department. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted.

     The Board of Directors has authorized the repurchase of up to 2.5 million shares. As of December 31, 1999, 1,927,575 shares have been repurchased at an average cost of $10.10 per share for a total cost of $19.5 million.

     Insurance Guaranty Funds. Under insolvency or guarantee laws in states in which Penn-America is licensed as an admitted insurer (and in New Jersey), organizations have been established (often referred to as guaranty funds) with the authority to assess admitted insurers up to prescribed limits for the claims of policyholders insured by insolvent, admitted insurance companies. Surplus lines insurance companies are generally not subject to such assessments except in New Jersey, and their policyholders aren't eligible to file claims against the guaranty funds.

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

Employees

     The Company has approximately 109 employees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

ITEM 2.   PROPERTIES

     The Company leases approximately 23,000 square feet in an office building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and certain of its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement which expires on June 30, 2000, and provides for an annual rental payment of approximately $281,112, which amount is considered by the Company to be at fair market value. The parties have agreed to renew this lease for an additional five (5) year term. The parties are currently negotiating the terms of this new lease.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1999 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The "Market for Common Stock and Related Security Holder Matters" section on pages 1 and 7 of the Company's Annual Report to stockholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The "Selected Consolidated Financial Data" section on page 8 of the Company's Annual Report to stockholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section on pages 9 to 15 of the Company's Annual Report to stockholders for the year ended December 31, 1999, which is included as Exhibit
(13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements on pages 16 to 28 of the Company's Annual Report to stockholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Director's information will be in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

    Executive Officers of the Registrant as of March 12, 2000 are as follows:

Irvin Saltzman              77     Chairman of the Board of Directors of PNG
                                   and Penn-America

Jon S. Saltzman             42     President and Chief Executive Officer of
                                   PNG and Penn-America, and Director

Rosemary R. Ferrero, CPA    44     Vice President - Finance, and Treasurer of
                                   PNG, Vice President and Chief Financial
                                   Officer of Penn-America

Garland P. Pezzuolo         35     Secretary and General Counsel of PNG and
                                   Penn-America

ITEM 11.  EXECUTIVE COMPENSATION

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.) The following consolidated financial statements, financial statement schedules and exhibits are filed as part of this report:

     1.   Consolidated Financial Statements

                                                                         Page*

          Consolidated Balance Sheets at December 31, 1999 and 1998       16
          Consolidated Statements of Earnings for the years
               ended December 31, 1999, 1998, and 1997                    17
          Consolidated Statements of Stockholders' Equity
               for the years ended December 31, 1999, 1998                18
          Consolidated Statements of Cash Flows for the years
               ended December 31, 1999, 1998, and 1997                    19
          Notes to Consolidated Financial Statements                     20-27
          Independent Auditors' Report                                    28

The following consolidated financial statement schedules for the years 1999, 1998 and 1997 are submitted herewith:

2.   Financial Statement Schedules.                                        Page

            Schedule I.   Summary of Investments - Other Than
                          Investments in Related Parties                    26
            Schedule III. Condensed Financial Information of
                          Parent Company                                   27-29
            Schedule V.   Supplementary Insurance Information               30
            Schedule VI.  Reinsurance                                       31
            Schedule X.   Supplemental Insurance Information
                          Concerning Property and Casualty                  32
            Independent Auditors' Consents and Reports on Schedules
               (filed as Exhibit 23)
            Independent Auditors' Report for the year 1999
               Prior Independent Auditors' Report for the years 1998 and 1997

     All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.   Exhibit Index:                                                       21-25

--------
* Refers to the respective page of Penn-America Group's 1999 Annual Report to Stockholders attached as Exhibit (13). The Consolidated Financial Statements and Independent Auditors' Report on pages 16 to 28 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

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

          10.2 Agency Agreement between Penn-America Insurance Company ("Penn-America") and Carnegie General Agency, incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.2(a) Amended Carnegie Agreement, effective March 1, 1998, filed with the Registrant's report on Form 10-K for the period ended December 13, 1997, which has been filed with the Securities and Exchange Commission.

          10.2(b) Notice of Termination of Carnegie Agreement, dated April 30, 1999.

          10.3 1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.3(i) Endorsement Nos. 4 through 6 (Termination Endorsement) to Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, filed with the Securities and Exchange Commission with Registrant's Report on Form 10-K for the period ended December 31, 1995.

          10.4 1993 Underlying Homeowners and Dwelling Fire Property Per Risk Excess of Loss Reinsurance (Run-off Business) Agreement with National Reinsurance Corporation, incorporated by reference to Exhibit
                           10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.5 1993 Property Per Risk Excess of Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation, incorporated by reference to Exhibit
                           10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

     Exhibit No.           Description

          10.5(i) Endorsement No. 3 to Property Per Risk of Excess Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation, filed with the Securities and Exchange Commission with Registrant's Report on Form 10-K for the period ending December 31, 1994.

          10.6 1993 Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation, incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.6(i) Endorsement No. 6 to Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation, filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994, which has been filed with the Securities and Exchange Commission.

          10.6(ii) Stipulation of Termination of Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation effective January 1, 1995, filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994, which has been filed with the Securities and Exchange Commission.

          10.7 Agreement dated August 20, 1993 between Penn Independent Corporation ("Penn Independent") and the Registrant regarding the reimbursement of certain employment costs, incorporated by reference to
                           Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 26, 1993.

          10.7(i) Amendment, effective January 1, 1995, to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

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

          10.7(iv) Amendment dated January 1, 1999 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission.

     Exhibit No.           Description

          10.7(v) Amendment dated January 1, 2000 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

          10.9 Restated Investment Advisory Agreement effective July 1, 1990 between Penn America and Carl Domino Associates, L.P., incorporated by reference to
                           Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.9(i) Amended Investment Advisory Agreement effective September 1, 1997 between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P., filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the SEC.

          10.9(ii) Agreement dated April 15, 1997 between and among General Re, New England Asset Management, Inc., Penn-America, and its subsidiary, Penn-Star filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the SEC.

          10.9(iii)        Investment Advisory Agreement effective February 19,
                           1999 between Penn-America Insurance Company and
                           Madison Monroe, Inc.

          10.10 1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on September 29, 1993.

          10.10(i) Penn-America Group, Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-82728) and filed with the Securities and Exchange Commission on August 11, 1994.

          10.10(ii)        Employee Bonus Plan, January 1, 2000

          10.11 Lease effective June 30, 1995 between Registrant and Irvin Saltzman, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.12 Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America, incorporated by reference to Exhibit
                           10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 26, 1993.

          10.13 Promissory Note dated December 29, 1993 from the Registrant to Penn Independent, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

     Exhibit No.           Description

          10.13(i) Amendment No.1 dated November 30, 1995 to Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.


          10.14 1995 Multiple Line Excess of Loss (Casualty and Property) Reinsurance Agreement with National Reinsurance Corporation, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.14(i) Endorsement No. 1 to Multiple Line Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.14(ii)        Endorsement No. 2 to Multiple Line Excess of Loss
                           Reinsurance Agreement with National Reinsurance
                           Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.14(iii)       1996 Property & Liability Reinsurance Agreement with
                           General Re Corporation effective May 1, 1996, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

          10.15 1995 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers, filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994, which has been filed with the Securities and Exchange Commission.

          10.15(i) 1996 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

          10.16 Penn-America Group, Inc. 1995 Key Employee Incentive Compensation Plan, incorporated as Part I to Registrant's Registration Statement on Form S-8 (No. 333-00050) and filed with the Securities and Exchange Commission on January 4, 1996.

          10.17 Penn-America Insurance Company's Agency Award and Profit Sharing Plan, incorporated as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-00046) and filed with the Securities and Exchange Commission on January 4, 1996.

          10.17(i) Penn-America Insurance Company's Agency Award and Profit Sharing Plan, attached as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-49055) and filed with the Securities and Exchange Commission on March 31, 1998.

     Exhibit No.           Description

          10.17(ii)        Amended General Agency Profit Sharing Addendum to
                           Agency Award & Profit Sharing Plan.

          10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

          11 Statement re: computation of per share earnings, incorporated by reference to Note 2 to the Consolidated Financial Statements.

          13 1999 Annual Report to Shareholders, incorporated by reference under Item 8.

          21 As of December 31, 1999, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

          23               Independent Auditors' Consents and Reports on
                           Schedules

          28.1 Loan and Security Agreement, Term Note and Stock Pledge Agreement dated December 20, 1995 between Registrant and PNC Bank (successor to Midlantic Bank, N.A), filed with the Registrant's Report on Form 10-K for the period ending December 31, 1995, which has been filed with the Securities and Exchange Commission.

          28.2 Credit Agreement among Registrant, Certain Lenders and First Union National Bank dated September 28, 1998, filed with the Securities and Exchange Commission, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission.

          28.3 First Amendment to Credit Agreement, dated May 12, 1999, among registrant, certain lenders and First Union National Bank, dated September 28, 1998.

          28.4 Second Amendment to Credit Agreement, dated August 26, 1999, among registrant, certain lenders and First Union National Bank, dated September 28, 1998.

          28.5 Third Amendment to Credit Agreement, dated March 15, 2000, among registrant certain lenders and First Union National Bank, dated September 28, 1998.

          30.0 Reinsurance Pooling Agreement between Penn-America Insurance Company and Penn- Star Insurance Company dated July 1, 1998, filed with the Securities and Exchange Commission.

b)   Reports on Form 8-K  - None were filed during the last quarter of 1999

                            PENN-AMERICA GROUP, INC.
Schedule I - Summary of Investments - Other than Investments in Related Parties
                                 (in thousands)

                                                                                        December 31, 1999
                                                              -------------------------------------------------------------------
                                                                    Amortized                                   Amount shown on
                                                                      Cost                 Fair Value            Balance Sheet
                                                                ------------------      -----------------     ---------------------
Fixed maturities:

Available for sale
      U.S. treasury securities and obligations of
        U.S. government agencies                                         $ 10,666                $ 9,381                $ 9,381
      Corporate securities                                                 33,005                 31,844                 31,844
      Mortgage-backed securities                                            9,630                  9,401                  9,401
      Other structured securities                                           8,230                  8,207                  8,207
      Municipal                                                            29,222                 28,214                 28,214
      Public Utilities                                                     25,222                 24,372                 24,572
                                                                ------------------      -----------------      -----------------
      Total available for sale                                            115,975                111,419                111,419
                                                                ------------------      -----------------      -----------------

Held to maturity
      U.S. treasury securities and obligations of
        U.S. government agencies                                            7,791                  7,669                  7,791
      Corporate securities                                                  7,360                  7,298                  7,360
      Municipal                                                               150                    150                    150
      Public Utilities                                                        993                    986                    993
                                                                ------------------      -----------------      -----------------
      Total held to maturity                                               16,294                 16,103                 16,294
                                                                ------------------      -----------------      -----------------
     Total fixed maturities                                               132,269                127,522                127,713
                                                                ------------------      -----------------      -----------------

Equity securities:
      Common stock                                                          7,484                  7,585                  7,585
      Preferred stock                                                      20,530                 18,435                 18,435
                                                                ------------------      -----------------      -----------------
      Total equity investments                                             28,014                 26,020                 26,020
                                                                ------------------      -----------------      -----------------

Short term investments:                                                       449                    449                    449
                                                                ------------------      -----------------      -----------------
      Total investments                                                  $160,732               $153,991               $154,182
                                                                ==================      =================      =================

                            PENN-AMERICA GROUP, INC.
         Schedule III--Condensed Financial Information of Parent Company
                            Condensed Balance Sheets
                        (in thousands except share data)


                                                                                              December 31,
                                                                                  -------------------------------------
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
ASSETS
     Cash                                                                          $         55          $       316
     Short-term investments                                                                 449                  997
     Investment in subsidiary, equity method                                             79,680               98,355
     Other assets                                                                           499                  962
                                                                                  ----------------     ----------------
           Total assets                                                                $ 80,683             $100,630
                                                                                  ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                                          $        65                $ ---
                                                                                  ----------------     ----------------

            Total liabilities                                                                65                  ---
                                                                                  ----------------     ----------------

Stockholders' equity:
     Preferred stock, $ .01 par value; authorized 2,000,000 shares;
         none issued
     Common stock, $.01 par value; authorized 20,000,000 in 1999 and 1998;
         issued 1999, 9,990,436 and 1998, 9,938,179 shares; outstanding 1999,
         8,062,861 and 1998, 9,395,854                                                      100                   99
     Additional paid-in capital                                                          69,591               69,035
     Other comprehensive (loss) income, net                                            (  4,324)               2,714
     Treasury stock, 1999, 1,927,575 and 1998, 542,325, shares at cost                  (19,474)              (5,643)
     Retained earnings                                                                   35,050               34,779
                                                                                  ----------------      ---------------
                                                                                         80,943              100,984
     Unearned compensation from restricted stock awards                               (     325)          (      354)
                                                                                  ----------------      ---------------
         Total stockholders' equity                                                      80,618              100,630
                                                                                  ----------------     ----------------
         Total liabilities and stockholders' equity                                    $ 80,683             $100,630
                                                                                  ================     ================

                            PENN-AMERICA GROUP, INC.
         Schedule III--Condensed Financial Information of Parent Company
                        Condensed Statements of Earnings
                      (in thousands except per share data)

                                                                                Years ended December 31,
                                                                    --------------------------------------------------
                                                                        1999              1998              1997
                                                                    -------------     -------------     --------------
Dividend income                                                      $ 14,500           $ 7,950           $ 1,555
Other                                                                      56                65               122
Operating expenses                                                   (  1,306)           (1,532)           (1,636)
Income tax benefit                                                        425               499               539
                                                                    -------------     -------------     --------------
Income before equity in undistributed
     net income of subsidiary                                          13,675             6,982               580
Equity in undistributed net earnings (loss)
     of subsidiary                                                    (11,637)            1,899             9,065
                                                                    -------------     -------------     --------------

Net earnings                                                         $  2,038            $8,881           $ 9,645
                                                                    =============     =============     ==============

Net earnings per share
    Basic                                                               $0.24             $0.91            $ 1.19
    Diluted                                                             $0.24             $0.90            $ 1.17
Weighted average number of shares used in calculating
    per share data
    Basic                                                               8,592             9,766             8,126
    Diluted                                                             8,658             9,873             8,228

Cash dividends per share                                                $0.2075           $0.20            $ 0.16
                                                                    =============     =============     ==============

                            PENN-AMERICA GROUP, INC.
        Schedule III - Condensed Financial Information of Parent Company
                       Condensed Statements of Cash Flows
                                 (in thousands)


                                                                                             Years ended
                                                                                             December 31,
                                                                             ---------------------------------------------
                                                                                 1999           1998            1997
                                                                                 ----           ----            ----
Cash flows from operating activities:
     Net earnings                                                              $  2,038          $8,881        $ 9,645
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
     Equity in undistributed (net earnings) losses of subsidiary                 11,637          (1,899)        (9,065)
     Increase (decrease) in :
         Accounts payable and accrued expenses                                      65             (196)           (22)
         Other, net                                                                328             (519)          (200)
         Amortization                                                              256              309            221
                                                                            --------------   ------------   --------------
            Net cash provided by operating activities                           14,324            6,576            579
                                                                            --------------   ------------   --------------

Cash flows from investing activities:
     Change in short-term investments                                               548            (997)           ---
                                                                             -------------   ------------   --------------
             Net cash (used) provided by investing activities                       548            (997)           ---
                                                                             -------------   ------------   --------------

Cash flows from financing activities:
     Repayment of notes payable                                                     ---             ---         (9,000)
     Issuance of common stock (net of expenses)                                     465             815         45,897
     Purchase of treasury stock                                                 (13,831)         (5,643)           ---
     Equity contributions to subsidiary                                             ---             ---        (35,000)
     Dividends paid                                                             ( 1,767)         (1,951)        (1,329)
                                                                             -------------   ------------   --------------
            Net cash (used) provided by financing activities                    (15,133)         (6,779)           568
                                                                             -------------   ------------   --------------

Increase (decrease) in cash                                                    (    261)         (1,200)         1,147

Cash, beginning of period                                                           316           1,516            369

                                                                             -------------   ------------   --------------
Cash, end of period                                                           $      55         $   316        $ 1,516
                                                                             =============   ============   ==============

                            PENN-AMERICA GROUP, INC.
                Schedule V - Supplementary Insurance Information
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                              Liability                                                       Amortization
                             for Unpaid                                                            of
                Deferred     Losses and                                            Losses       Deferred
                 Policy         Loss                                    Net       and Loss       Policy        Other         Net
              Acquisition    Adjustment     Unearned      Earned     Investment  Adjustment   Acquisition   Underwriting   Premiums
                 Costs        Expenses      Premiums     Premiums      Income     Expenses       Costs        Expenses     Written
                 -----        --------      --------     --------      ------     --------       -----        --------     -------

1999
Commercial       $  8,914     $  82,192    $  35,188    $  71,731     $  4,347     $  49,744    $  20,269      $  1,596   $  75,574
Personal              392        11,527        1,144       13,946          735        13,443        4,533             -      11,462
Unallocated             -             -            -            -        4,455             -            -         4,443           -
                ----------   -----------   ----------   ----------   ----------  ------------ ------------  ------------  ----------
     Total       $  9,306     $  93,719    $  36,332    $  85,677     $  9,537     $  63,187    $  24,802      $  6,039   $  87,036
                ----------   -----------   ----------   ----------   ----------  ------------ ------------  ------------  ----------

1998
Commercial       $  7,553     $  69,845    $  30,625    $  62,949     $  4,119     $  37,121    $  17,112      $  1,575   $  64,283
Personal            1,175        19,092        3,628       26,544          943        18,612        8,340           207      23,546
Unallocated             -             -            -            -        5,701             -            -         4,607           -
                ----------   -----------   ----------   ----------   ----------  ------------ ------------  ------------  ----------
     Total       $  8,728     $  88,937    $  34,253    $  89,493     $ 10,763     $  55,733    $  25,452      $  6,389   $  87,829
                ----------   -----------   ----------   ----------   ----------  ------------ ------------  ------------  ----------

1997
Commercial       $  6,449     $  69,022    $  29,546    $  57,189     $  4,214     $  32,723    $  14,327      $  1,495   $  60,768
Personal            2,114        15,544        6,627       34,460          774        25,005       10,657           347      35,793
Unallocated             -             -            -            -        4,230             -            -         3,998           -
                ----------   -----------   ----------   ----------   ----------  ------------ ------------  ------------  ----------
     Total       $  8,563     $  84,566    $  36,173    $  91,649     $  9,218     $  57,728    $  24,984      $  5,840   $  96,561
                ----------   -----------   ----------   ----------   ----------  ------------ ------------  ------------  ----------

                            PENN-AMERICA GROUP, INC.
                            Schedule VI - Reinsurance
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                Ceded to         Assumed      Net Premium       Percentage
                                                  Other        from Other       Written       of Assumed to
                                Direct          Companies       Companies                          Net
                            ---------------   --------------   ------------   -------------   ---------------
          1999
Premiums
    Property and
    liability insurance        $  94,967          $ 8,947          $1,016        $87,036                1.2%
                            ---------------   --------------   ------------   -------------   ---------------
             Total
             premiums          $  94,967          $ 8,947          $1,016        $87,036                1.2%
                            ===============   ==============   ============   =============   ===============

          1998
Premiums
    Property and               $  94,831           $7,268         $   266        $87,829                0.3%
    liability insurance
                            ---------------   --------------   ------------   -------------   ---------------
             Total
             premiums          $  94,831           $7,268         $   266        $87,829                0.3%
                            ===============   ==============   ============   =============   ===============

          1997
Premiums
    Property and
    liability insurance         $104,694           $8,133             ---        $96,561              ---
                            ---------------   --------------   ------------   -------------   ---------------
             Total
             premiums           $104,694           $8,133             ---        $96,561              ---
                            ===============   ==============   ============   =============   ===============

                            PENN-AMERICA GROUP, INC.
           Schedule X - Supplemental Insurance Information Concerning
                       Property and Casualty Subsidiaries
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                                                Loss and Loss
                                       Liability                              Adjustment Expenses
                                       for Unpaid        Discount             (Benefits) Incurred
                                       Losses and         If Any,                 Related to                  Paid Losses
                                          Loss           Deducted        -----------------------------          and Loss
                                       Adjustment          From            Current          Prior              Adjustment
                                        Expenses         Reserves            Year            Year               Expenses
                                     ---------------   --------------    ------------    --------------    -------------------
Years Ended
        December 31, 1999                $93,719                           $54,768           $8,419               $59,989
        December 31, 1998                $88,937                           $55,647           $   86               $52,161
        December 31, 1997                $84,566                           $57,387           $  341               $44,521

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Penn-America Group, Inc.


We have audited the accompanying consolidated balance sheet of Penn-America Group, Inc. (the Company) as of December 31, 1999, and the related consolidated statement of income, changes in capital and surplus and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn-America Group, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 20, 2000

                          Independent Auditors' Report



The Board of Directors and Stockholders
Penn-America Group, Inc.:


We have audited the accompanying consolidated balance sheet of Penn-America Group, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn-America Group, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                                    /s/ KPMG LLP

January 22, 1999
Philadelphia, Pennsylvania

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Penn-America Group, Inc.

Date:  March 24, 2000                  By: /s/ Jon S. Saltzman
                                           -------------------
                                           Jon S. Saltzman,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman           Chairman of the Board of Directors             March 24, 2000
--------------------------   and Director
Irvin Saltzman

/s/ Jon S. Saltzman          President, Chief Executive Officer and         March 24, 2000
--------------------------   Director (Principal Executive Officer)
Jon S. Saltzman

/s/ Robert A. Lear           Director                                       March 24, 2000
--------------------------
Robert A. Lear

/s/ Rosemary R. Ferrero      Vice President-Finance, and Treasurer          March 24, 2000
--------------------------   (Principal Financial and Accounting Officer)
Rosemary R. Ferrero

/s/ Garland P. Pezzuolo      Secretary and General Counsel                  March 24, 2000
--------------------------
Garland P. Pezzuolo

/s/ Paul Simon               Director                                       March 24, 2000
--------------------------
Paul Simon

/s/ Charles Ellman           Director                                       March 24, 2000
--------------------------
Charles Ellman

/s/ M. Moshe Porat           Director                                       March 24, 2000
--------------------------
M. Moshe Porat

/s/ Jami Saltzman-Levy       Director                                       March 24, 2000
--------------------------
Jami Saltzman-Levy

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

          10.2 Agency Agreement between Penn-America Insurance Company ("Penn-America") and Carnegie General Agency, incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.2(a) Amended Carnegie Agreement, effective March 1, 1998, filed with the Registrant's report on Form 10-K for the period ended December 13, 1997, which has been filed with the Securities and Exchange Commission.

          10.2(b) Notice of Termination of Carnegie Agreement, dated April 30, 1999.

          10.3 1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.3(i) Endorsement Nos. 4 through 6 (Termination Endorsement) to Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, filed with the Securities and Exchange Commission with Registrant's Report on Form 10-K for the period ended December 31, 1995.

          10.4 1993 Underlying Homeowners and Dwelling Fire Property Per Risk Excess of Loss Reinsurance (Run-off Business) Agreement with National Reinsurance Corporation, incorporated by reference to Exhibit
                           10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.5 1993 Property Per Risk Excess of Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation, incorporated by reference to Exhibit
                           10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

     Exhibit No.           Description

          10.5(i) Endorsement No. 3 to Property Per Risk of Excess Loss (Commercial) Reinsurance Agreement with Employers Reinsurance Corporation, filed with the Securities and Exchange Commission with Registrant's Report on Form 10-K for the period ending December 31, 1994.

          10.6 1993 Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation, incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.6(i) Endorsement No. 6 to Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation, filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994, which has been filed with the Securities and Exchange Commission.

          10.6(ii) Stipulation of Termination of Property Catastrophe Excess Reinsurance Agreement with Employers Reinsurance Corporation effective January 1, 1995, filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994, which has been filed with the Securities and Exchange Commission.

          10.7 Agreement dated August 20, 1993 between Penn Independent Corporation ("Penn Independent") and the Registrant regarding the reimbursement of certain employment costs, incorporated by reference to
                           Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 26, 1993.

          10.7(i) Amendment, effective January 1, 1995, to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

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

          10.7(iv) Amendment dated January 1, 1999 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission. Exhibit No. Description

     Exhibit No.           Description

          10.7(v) Amendment dated January 1, 2000 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

          10.9 Restated Investment Advisory Agreement effective July 1, 1990 between Penn America and Carl Domino Associates, L.P., incorporated by reference to
                           Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

          10.9(i) Amended Investment Advisory Agreement effective September 1, 1997 between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P., filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the SEC.

          10.9(ii) Agreement dated April 15, 1997 between and among General Re, New England Asset Management, Inc., Penn-America, and its subsidiary, Penn-Star filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the SEC.

          10.9(iii)        Investment Advisory Agreement effective February 19,
                           1999 between Penn-America Insurance Company and
                           Madison Monroe, Inc.

          10.10 1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on September 29, 1993.

          10.10(i) Penn-America Group, Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-82728) and filed with the Securities and Exchange Commission on August 11, 1994.

          10.10(ii)        Employee Bonus Plan, January 1, 2000.

          10.11 Lease effective June 30, 1995 between Registrant and Irvin Saltzman, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.12 Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America, incorporated by reference to Exhibit
                           10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 26, 1993.

          10.13 Promissory Note dated December 29, 1993 from the Registrant to Penn Independent, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

     Exhibit No.           Description

          10.13(i) Amendment No.1 dated November 30, 1995 to Demand Promissory Note dated January 12, 1993 from Penn Independent Financial Services, Inc. to Penn-America, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

          10.14 1995 Multiple Line Excess of Loss (Casualty and Property) Reinsurance Agreement with National Reinsurance Corporation, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.14(i) Endorsement No. 1 to Multiple Line Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.14(ii)        Endorsement No. 2 to Multiple Line Excess of Loss
                           Reinsurance Agreement with National Reinsurance
                           Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

          10.14(iii)       1996 Property & Liability Reinsurance Agreement with
                           General Re Corporation effective May 1, 1996, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

          10.15 1995 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers, filed with the Registrant's Report on Form 10-K for the period ending December 31, 1994, which has been filed with the Securities and Exchange Commission.

          10.15(i) 1996 Property Catastrophe Excess of Loss Reinsurance Agreement with the subscribing Reinsurers, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996 which has been filed with the Securities and Exchange Commission.

          10.16 Penn-America Group, Inc. 1995 Key Employee Incentive Compensation Plan, incorporated as Part I to Registrant's Registration Statement on Form S-8 (No. 333-00050) and filed with the Securities and Exchange Commission on January 4, 1996.

          10.17 Penn-America Insurance Company's Agency Award and Profit Sharing Plan, incorporated as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-00046) and filed with the Securities and Exchange Commission on January 4, 1996.

          10.17(i) Penn-America Insurance Company's Agency Award and Profit Sharing Plan, attached as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-49055) and filed with the Securities and Exchange Commission on March 31, 1998.

     Exhibit No.           Description

          10.17(ii)        Amended General Agency Profit Sharing Addendum to
                           Agency Award and Profit Sharing Plan.

          10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

          11 Statement re: computation of per share earnings, incorporated by reference to Note 2 to the Consolidated Financial Statements.

          13 1999 Annual Report to Shareholders, incorporated by reference under Item 8.

          21 As of December 31, 1999, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

          23               Independent Auditors' Consents and Reports on
                           Schedules

          28.1 Loan and Security Agreement, Term Note and Stock Pledge Agreement dated December 20, 1995 between Registrant and PNC Bank (successor to Midlantic Bank, N.A), filed with the Registrant's Report on Form 10-K for the period ending December 31, 1995, which has been filed with the Securities and Exchange Commission.

          28.2 Credit Agreement among Registrant, Certain Lenders and First Union National Bank dated September 28, 1998, filed with the Securities and Exchange Commission, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission.

          28.3 First Amendment to Credit Agreement, dated May 12, 199, among registrant, certain lenders and First Union National Bank, dated September 28, 1998.

          28.4 Second Amendment to Credit Agreement, dated August 26, 1999, among registrant, certain lenders and First Union National Bank, dated September 28, 1998.

          28.5 Third Amendment to Credit Agreement, dated March 15, 2000, among registrant, certain lenders and First Union National Bank, dated September 28, 1998.

          30.0 Reinsurance Pooling Agreement between Penn-America Insurance Company and Penn- Star Insurance Company dated July 1, 1998, filed with the Securities and Exchange Commission.

b)   Reports on Form 8-K - None were filed during the last quarter of 1999