Form 10-Q
period 2000-03-31
PENN AMERICA GROUP INC
filed 2000-05-10
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                                -----------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to ___________________

Commission file number    0-22316
                       -------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                   23-2731409
----------------------------------          -----------------------------------
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
Yes      X    No       .
       -----      ----

At May 10, 2000, 7,549,917 shares of the registrant's common stock, $.01 par value, were outstanding.

                    Penn-America Group, Inc. and SubsidiarIES
                                      Index


                                                                     Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - March 31, 2000 and
                December 31, 1999                                             3

         Consolidated Unaudited Statements of Earnings - For the three
                months ended March 31, 2000 and 1999                          4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the three months ended March 31, 2000                     5

         Consolidated Unaudited Statements of Cash Flows -
                For the three months ended March 31, 2000 and 1999            6

         Notes to Unaudited Consolidated Financial Statements                 7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    13

Part II - Other Information                                                  16

                                           PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                                          (Unaudited)
                                        (In thousands, except share and per share data)

                                                                                            March 31,            December 31,
                                                                                              2000                   1999
                                                                                        ----------------     -----------------
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2000, $113,932; 1999,              $ 110,725            $ 111,419
       $115,975)
       Held to maturity, at amortized cost (fair value 2000, $23,051; 1999, $16,103)           23,231               16,294
    Equity securities, at fair value (cost 2000, $28,058; 1999, $28,014)                       25,754               26,020
    Short-term investments, at cost, which approximates fair value                                 --                  449
                                                                                        ----------------     -----------------
       Total investments                                                                      159,710              154,182
Cash                                                                                            7,227               12,045
Receivables:
    Accrued investment income                                                                   2,301                1,965
    Premiums receivable, net                                                                   10,848                8,981
    Reinsurance recoverable                                                                    19,935               18,284
                                                                                        ----------------     -----------------
       Total receivables                                                                       33,084               29,230
Prepaid reinsurance premiums                                                                    3,753                3,529
Deferred policy acquisition costs                                                               9,842                9,306
Capital lease                                                                                   1,818                1,840
Deferred income taxes                                                                           5,127                5,487
Income tax recoverable                                                                             --                1,652
Other assets                                                                                      417                  511
                                                                                        ----------------     -----------------
       Total assets                                                                          $220,978            $ 217,782
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                                 $ 95,050             $ 93,719
  Unearned premiums                                                                            38,411               36,332
  Accounts payable and accrued expenses                                                         2,020                1,755
  Capitalized lease obligation                                                                  1,787                1,821
  Other liabilities                                                                             4,008                3,537
  Income tax payable                                                                              361                   --
                                                                                        ----------------     -----------------
         Total liabilities                                                                    141,637              137,164
                                                                                        ----------------     -----------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
     issued 2000 and 1999, 9,990,436 shares, outstanding 2000,
     7,719,161 and 1999, 8,062,861 shares                                                         100                  100
  Additional paid-in capital                                                                   69,591               69,591
   Accumulated other comprehensive loss                                                        (3,638)              (4,324)
  Retained earnings                                                                            36,213               35,050
  Treasury stock, 2000, 2,271,275 shares; 1999, 1,927,575 shares, at cost                     (22,122)             (19,474)
   Officers' stock loans                                                                         (508)                  --
  Unearned compensation from restricted stock awards                                             (295)                (325)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            79,341               80,618
                                                                                        ----------------     -----------------

         Total liabilities and stockholders' equity                                         $ 220,978            $ 217,782
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

                                PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Earnings
                                               (Unaudited)

                            For the three months ended March 31, 2000 and 1999
                                  (In thousands, except per share data)

                                                                      Three months ended March 31,
                                                                    2000                        1999
                                                              --------------             ---------------
Revenues:
    Premiums earned                                               $ 21,546                   $ 21,462
    Net investment income                                            2,400                      2,410
    Net realized investment (losses) gains                             (13)                       556
                                                              --------------             ---------------
       Total revenues                                               23,933                     24,428
                                                              --------------             ---------------

Losses and expenses:
    Losses and loss adjustment expenses                             13,905                     13,724
    Amortization of deferred policy acquisition costs                6,239                      6,153
    Other underwriting expenses                                      1,650                      1,453
    Interest expense                                                    36                         36
                                                              --------------             ---------------
       Total losses and expenses                                    21,830                     21,366
                                                              --------------             ---------------

Earnings before income tax                                           2,103                      3,062

Income tax                                                             520                        853
                                                              --------------             ---------------

Net earnings                                                       $ 1,583                    $ 2,209
                                                              ==============             ===============

Net earnings per share:
         Basic                                                       $0.20                      $0.24
         Diluted                                                     $0.20                      $0.24

Weighted average number of shares outstanding:
         Basic                                                       7,972                      9,129
         Diluted                                                     8,010                      9,204

Cash dividends per share                                             .0525                    $0.0525



                  See accompanying notes to unaudited consolidated financial statements.

                                                  Page 4

                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                                             (Unaudited)

                                              For the three months ended March 31, 2000
                                                  (In thousands, except share data)

                                                                                                                Unearned
                                                                                                              Compensation
                                                                 Accumulated                                      From
                                   Common Stock      Additional     Other                           Officers'  Restricted
                               -------------------    Paid-In   Comprehensive  Retained  Treasury    Stock       Stock
                                 Shares    Amount     Capital   Income (Loss)  Earnings    Stock     Loans       Awards     Total
                               ---------   -------   ---------  -------------  --------  --------  ---------   -----------  -----
Balance at
 December 31, 1999             9,990,436    $ 100    $ 69,591      $(4,324)    $35,050  $(19,474)      -         $ (325)  $ 80,618
Net earnings                                                                     1,583                                       1,583
Other comprehensive
 income, net of tax:
  Unrealized gains on
    investments, net of
    reclassification adjustment                                        686                                                     686
                                                                                                                            ------
Comprehensive income                                                                                                         2,269
                                                                                                                            ------
Officers' stock loans                                                                                 (508)                   (508)
 Amortization of compensation
  expense from restricted
  stock awards issued                                                                                                30         30
Cash dividends paid
 ($0.0525 per share)                                                              (420)                                       (420)
Purchase of treasury stock,
 343,700 shares                                                                           (2,648)                           (2,648)
                              ----------------------------------------------------------------------------------------------------
Balance at March 31, 2000      9,990,436     $100    $ 69,591      $(3,638)   $ 36,213  $(22,122)     (508)      $ (295)  $ 79,341
                              ====================================================================================================





                               See accompanying notes to unaudited consolidated financial statements.

                                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                               For the three months ended March 31, 2000 and 1999
                                                 (In thousands)
                                                                                   Three months ended March 31,

                                                                                       2000          1999
                                                                                     --------      --------
Cash flows from operating activities:
    Net earnings                                                                     $  1,583      $  2,209
    Adjustments to reconcile net earnings to net cash provided by operating
         Amortization and depreciation expense                                            154           190
         Net realized investment losses / (gains)                                          13          (556)
         Deferred income tax                                                                7          (114)
         Net decrease in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                          (12)       (1,197)
         Net (decrease) / increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                   (323)          312
         (Increase) decrease in:
           Accrued investment income                                                     (335)         (317)
           Deferred policy acquisition costs                                             (536)           36
           Income tax recoverable                                                       1,652           884
           Other assets                                                                    52            46
         Increase (decrease) in:
           Accounts payable and accrued expenses                                          265          (341)
           Income taxes payable                                                            --            83
           Other liabilities                                                              833           252
                                                                                     --------      --------
               Net cash provided by operating activities                                3,353         1,487
                                                                                     --------      --------

Cash flows from investing activities:
    Purchases of equity securities                                                     (2,260)       (5,179)
    Purchases of fixed maturities available for sale                                   (8,276)      (13,013)
    Purchases of fixed maturities held to maturity                                     (9,899)       (1,058)
    Proceeds from sales of equity securities                                            2,736         2,131
    Proceeds from sales and maturities of fixed maturities available for sale           9,689         3,948
    Proceeds from maturities and calls of fixed maturities held to maturity             3,000         5,773
    Change in short-term investments                                                      449           997
                                                                                     --------      --------
         Net cash used by investing activities                                         (4,561)       (6,401)
                                                                                     --------      --------

Cash flows from financing activities:
    Purchase of treasury stock                                                         (2,648)       (7,309)
    Principal payments on capital lease obligations                                       (34)          (34)
    Officers' stock loans                                                                (508)           --
    Dividends paid                                                                       (420)         (448)
                                                                                     --------      --------
         Net cash used by financing activities                                         (3,610)       (7,791)
                                                                                     --------      --------

Decrease in cash                                                                       (4,818)      (12,705)
Cash, beginning of period                                                              12,045        24,077
                                                                                     --------      --------
Cash, end of period                                                                  $  7,227      $ 11,372
                                                                                     ========      ========

Supplemental  disclosure of cash flow information:
    Cash paid (recovered) during the period for:
      Interest paid                                                                  $     36      $     36
      Income taxes recovered                                                         $  1,500            --



                     See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PNG") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PNG and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately 40.0% of the outstanding common stock of PAGI as of March 31, 2000.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $2.6 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $1.9 million and $600,000 for the three months ended March 31, 2000 and 1999, respectively.


Note 3 - Comprehensive Income

           Accumulated other comprehensive income of the Company consists solely of net unrealized (losses) gains on investment securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

The following are components of other comprehensive income / (losses) (in thousands):

                                                        Three months ended March 31, 2000
                                                  ----------------------------------------------
                                                  Before Tax           Tax           Net of Tax
                                                   Amount            Expense           Amount
                                                   -------           -------          -------
Unrealized gains on investments:                  $1,026              $ (349)          $  677
    Unrealized holding gains arising
    Add: reclassification adjustment for              13                  (4)               9
                                                  ------              ------           ------
Other comprehensive income                        $1,039              $ (353)          $  686
                                                  ======              ======           ======


                                                        Three months ended March 31, 1999
                                                  ----------------------------------------------
                                                  Before Tax           Tax           Net of Tax
                                                   Amount            Expense           Amount
                                                   -------           -------          -------
Unrealized losses on investments:                  $(1,468)          $   499          $  (969)
    Unrealized holding losses arising
    Less: reclassification adjustment for             (556)              189             (367)
                                                   -------           -------          -------
Other comprehensive loss                           $(2,024)          $   688          $(1,336)
                                                   =======           =======          =======


For the three months ended March 31, 2000 and 1999, comprehensive income of $2,269,000 and $873,000 consisted of net income of $1,583,000 and $2,209,000 and other comprehensive income of $686,000 and a loss of $1,336,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                    Three months ended
                                                        March 31,
                                               ---------------------------
                                               2000                   1999
                                               ------               ------

Basic EPS:

Net Earnings                                   $1,583               $2,209
                                               ------               ------

Weighted  average common
      shares outstanding                        7,972                9,129
                                               ------               ------

Basic EPS                                      $ 0.20               $ 0.24
                                               ======               ======

Diluted EPS:

Net Earnings                                   $1,583               $2,209
                                               ------               ------

Weighted average common
      shares outstanding                        7,972                9,129

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                        38                   75
                                               ------               ------

Total weighted average common
     shares outstanding                         8,010                9,204
                                               ======               ======

Diluted EPS                                    $ 0.20               $ 0.24
                                               ======               ======

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

         The Company had an agent who exclusively sold non-standard personal automobile insurance for the Company accounting for 12.8% of the Company's revenue at March 31, 1999. As of March 31, 2000, this agent's business represents less than 10% of the companies' revenue as the Company is exiting the non-standard personal automobile line.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)
         The following is a summary of the Company's segment revenues, expenses and profit for the three months ended March 31, 2000 and 1999:

(in thousands)                                          March 31, 2000
                                                        --------------
                                           Commercial       Personal         Total
                                         -------------     -----------    -------------
Premiums earned                               $19,776          $1,770          $21,546
Net investment income from
  insurance operations                          1,197             156            1,353
                                         -------------     -----------    -------------
Total segment revenues                         20,973           1,926           22,899
                                         -------------     -----------    -------------

Segment losses and LAE                         12,753           1,152           13,905
Segment expenses                                6,055             645            6,700
                                         -------------     -----------    -------------
Total segment expenses                         18,808           1,797           20,605
                                         -------------     -----------    -------------



Segment profit                                 $2,165           $ 129           $2,294

Plus unallocated items:
Net investment income from equity                                               1,034
Unallocated expenses                                                           (1,225)
Income taxes                                                                     (520)
                                                                          -------------
Net earnings                                                                  $ 1,583
                                                                          =============


(in thousands)                                          March 31, 1999
                                                        --------------
                                           Commercial       Personal         Total
                                         -------------     -----------    -------------
Premiums earned                              $ 16,614         $ 4,848         $ 21,462
Net investment income from
  insurance operations                          1,297             228            1,525
                                         -------------     -----------    -------------
Total segment revenues                         17,911           5,076           22,987
                                         -------------     -----------    -------------

Segment losses and LAE                         10,117           3,607           13,724
Segment expenses                                5,000           1,577            6,577
                                         -------------     -----------    -------------
Total segment expenses                         15,117           5,184           20,301
                                         -------------     -----------    -------------



Segment profit (loss)                          $2,794         $ (108)           $2,686

Plus unallocated items:
Net investment income from equity                                                1,441
Unallocated expenses                                                            (1,065)
Income taxes                                                                      (853)

                                                                          -------------
Net earnings                                                                    $2,209
                                                                          =============

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

         Total segment revenue of $22.9 million and $23.0 million, plus unallocated net investment income of $1.0 million and $1.4 million, equals total Company revenue of $23.9 million and $24.4 million.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Three Months Ended March 31, 2000 and 1999

         Gross written premiums increased 19.0% to $26.3 million in the first quarter of 2000, compared to $22.1 million in the first quarter of 1999. The increase resulted from a 40.6% increase in commercial lines premium to $24.8 million, partially offset by a 67.1% decrease in personal automobile lines premium to $1.5 million, which decrease was due to the run-off by the company of the non-standard personal automobile segment.

         Net written premium increased 12.8% to $23.4 million for the first quarter of 2000, compared to $20.7 million for the first quarter of 1999. This increase resulted from a 34.5% increase in commercial lines net premium to $21.9 million, partially offset by a 67.1% decrease in personal automobile lines net premium to $1.5 million.

         Premiums earned and Net investment income were unchanged at $21.5 million and $2.4 million, respectively for the three months ended March 31, 2000 and 1999.

         Net realized investment gains (losses) before taxes were a loss of $13,000 for the first quarter ended March 31, 2000 compared to a realized gain of $556,000 for the first quarter ended March 31, 1999. The realized gains were due principally from sales from the Company's equity portfolio.

         Losses and loss adjustment expenses increased 1.3% to $13.9 million for the three months ended March 31, 2000, from $13.7 million for the three months ended March 31, 1999, due to an increase in the commercial lines loss ratio to 64.5% for the quarter ended March 31, 2000 compared to 60.9% for the first quarter of 1999. The first quarter 1999 loss ratio does not reflect the strengthening of reserves that was made by the Company in the third quarter of 1999. The first quarter of 2000 commercial loss ratio reflects a more conservative reserving posture by the Company for the current accident year. This increase was partially offset by a decrease in the personal lines loss ratio to 65.1% for the first quarter of 2000, compared to 74.4% for the first quarter of 1999. Personal lines, which is entirely non-standard personal automobile is currently in run-off by the Company.

         Amortization of deferred policy acquisition costs was unchanged at $6.2 million for the three months ended March 31, 2000, and 1999.

         Other underwriting expenses increased 13.6% to $1.7 million for the first quarter of 2000 from $1.5 million for the first quarter of 1999. This increase is primarily attributable to the 19.0% increase in gross written premiums experienced in the first quarter of 2000, compared to the first quarter of 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)

         As a result of the factors described above, the Company's net income for the three months ended March 31, 2000 decreased 28.4% to $1.6 million or $0.20 per share (basic and diluted), from $2.2 million or $0.24 per share (basic and diluted) for the three months ended March 31, 1999. March 31, 1999 earnings per share (basic & diluted) include $0.04 of realized investment gains compared to no per share impact from investment transactions in the first quarter of 2000.

         As part of the Company's corporate stock repurchase program, the Company has continued to repurchase its common stock. The Company repurchased approximately 1.0 million shares between March 31, 1999 and March 31, 2000, resulting in a reduction of weighted average diluted shares outstanding to approximately 8.0 million shares outstanding during the first quarter of 2000, compared to approximately 9.2 million shares outstanding during the first quarter of 1999. The Company's stock repurchase program has impacted the comparability of earnings per share. Between March 31, 2000 and March 31, 1999, weighted average shares outstanding decreased by approximately 11%.

Liquidity and Capital Resources

         PNG is a holding company, the principal asset of which is the common stock of Penn-America. PNG's cash flows depend primarily on dividends and other payments from Penn-America. PNG uses these funds to pay (i) operating expenses,
(ii) taxes and other payments, and (iii) dividends to PNG stockholders. Penn-America's source of funds consists primarily of premiums, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PNG.

         Net cash provided by operating activities increased 125.4% to $3.4 million for the three months ended March 31, 2000, from $1.5 million for the three months ended March 31, 1999, due primarily to a refund of federal income taxes received during the first quarter of 2000.

         Net cash used by investing activities was $4.6 million for the three months ended March 31, 2000, compared to $6.4 million for the three months ended March 31, 1999.

         Net cash used by financing activities was $3.6 million for the three months ended March 31, 2000, compared to $7.8 million for the same period in 1999. The principal use of cash by financing activities was the purchase of 343,700 shares of treasury stock at approximately $2.7 million during the first quarter of 2000, compared to the purchase of 669,800 shares of treasury stock totaling $7.3 million during the quarter ended March 31, 1999. As of March 31, 2000, the Company has acquired approximately 2.3 million shares of the 2.5 million shares approved by the Board at an average cost of $9.74 per share. The funding for the treasury stock program has been primarily provided by dividends from the Company's insurance subsidiary, Penn-America. The Company has a $25 million line of credit which also can be accessed, if needed, to fund the purchases of treasury stock.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                   (continued)

         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of March 31, 2000 was approximately 3.5 years.

         The Company's fixed maturity portfolio was $134.0 million or 84% of the total investment portfolio as of March 31, 2000. Approximately 98% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $25.8 million or 16% of total investments as of March 31, 2000.

         The investment portfolio contained $19.5 million of mortgage/ asset-backed obligations, which represents 12.2% of the total investments as of March 31, 2000. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of March 31, 2000.

         The principal source of cash for the payment of dividends to PNG's stockholders is dividends from Penn-America. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania regulatory authorities. The maximum dividend that may be paid in 2000 by Penn-America to PNG without prior approval of regulatory authorities is $6,950,000.

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




                            Penn-America Group, Inc.




Date: May 10, 2000                     By:     /s/ Jon S. Saltzman
      ------------                             -------------------
                                               Jon S. Saltzman
                                               President and
                                               Chief Executive Officer



                                       By:     /s/ Rosemary R. Ferrero
                                               -----------------------
                                               Rosemary R. Ferrero
                                               Principal Finance and
                                               Accounting Officer