Form 10-Q
period 2000-06-30
PENN AMERICA GROUP INC
filed 2000-08-10
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                                  -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    ---------

Commission file number                   0-22316
                                   --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                   23-2731409
----------------------------------                   -----------------------
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

At August 10, 2000, 7,557,417 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                          Page
                                                                         Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - June 30, 2000 and
                December 31, 1999                                           3

         Consolidated Unaudited Statements of Earnings - For the three
                and six month periods ended June 30, 2000 and 1999          4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the six months ended June 30, 2000                      5

         Consolidated Unaudited Statements of Cash Flows -
                For the six months ended June 30, 2000 and 1999             6

         Notes to Unaudited Consolidated Financial Statements               7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  14

Part II - Other Information                                                19

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                                              June 30,         December 31,
                                                                                              2000                 1999
                                                                                        ----------------     -----------------
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2000, $115,675; 1999, $115,975)     $112,610            $ 111,419
       Held to maturity, at amortized cost (fair value 2000, $22,105; 1999, $16,103)           22,263               16,294
    Equity securities, at fair value (cost 2000, $27,788; 1999, $28,014)                       24,694               26,020
    Short-term investments, at cost, which approximates fair value                                 --                  449
                                                                                        ----------------     -----------------
       Total investments                                                                      159,567              154,182
Cash                                                                                            6,883               12,045
Receivables:
    Accrued investment income                                                                   2,050                1,965
    Premiums receivable, net                                                                   11,463                8,981
    Reinsurance recoverable                                                                    18,263               18,284
                                                                                        ----------------     -----------------
       Total receivables                                                                       31,776               29,230
Prepaid reinsurance premiums                                                                    4,227                3,529
Deferred policy acquisition costs                                                              10,514                9,306
Capital lease                                                                                   1,797                1,840
Deferred income taxes                                                                           5,340                5,487
Income tax recoverable                                                                            836                1,652
Other assets                                                                                      406                  511
                                                                                        ----------------     -----------------
       Total assets                                                                          $221,346            $ 217,782
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                                 $ 96,356             $ 93,719
  Unearned premiums                                                                            41,416               36,332
  Accounts payable and accrued expenses                                                         2,440                1,755
  Capitalized lease obligation                                                                  1,761                1,821
  Other liabilities                                                                             3,055                3,537
                                                                                        ----------------     -----------------
         Total liabilities                                                                    145,028              137,164
                                                                                        ----------------     -----------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2000 and 1999, 10,057,417 and 9,990,436 shares;
    outstanding 2000 and 1999, 7,557,417 and 8,062,861 shares                                     100                  100
  Additional paid-in capital                                                                   70,047               69,591
  Accumulated other comprehensive loss                                                         (4,066)              (4,324)
  Retained earnings                                                                            35,154               35,050
  Treasury stock, 2000, 2,500,000 shares; 1999, 1,927,575 shares, at cost                     (24,161)             (19,474)
  Officers' stock loans                                                                          (491)                  --
  Unearned compensation from restricted stock awards                                             (265)                (325)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            76,318               80,618
                                                                                        ----------------     -----------------

         Total liabilities and stockholders' equity                                         $ 221,346            $ 217,782
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

                                        PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Earnings
                                                       (Unaudited)

                            For the three and six month periods ended June 30, 2000 and 1999
                                          (In thousands, except per share data)

                                                   Three months ended June 30,               Six months ended June 30,
                                                 --------------------------------        ----------------------------------
                                                     2000              1999                  2000                1999
                                                 --------------    --------------        --------------     ---------------
Revenues:
    Premiums earned                                  $ 22,479          $ 21,359             $ 44,026           $ 42,820
    Net investment income                               2,460             2,349                4,860              4,760
    Net realized investment (losses) gains                (16)              682                  (29)             1,238
                                                 --------------    --------------        --------------     ---------------
       Total revenues                                  24,923            24,390               48,857             48,818
                                                 --------------    --------------        --------------     ---------------

Losses and expenses:
    Losses and loss adjustment expenses                17,994            13,822               31,899             27,546
    Amortization of deferred policy
      acquisition costs                                 6,473             6,087               12,712             12,240
    Other underwriting expenses                         1,722             1,431                3,372              2,884
    Interest expense                                       36                36                   73                 73
                                                 --------------    --------------        --------------     ---------------
       Total losses and expenses                       26,225            21,376               48,056             42,743
                                                 --------------    --------------        --------------     ---------------

Earnings (loss) before income tax                      (1,302)            3,014                  801              6,075

Income tax (benefit) expense                             (640)              817                 (120)             1,670

                                                 --------------    --------------        --------------     ---------------
Net earnings (loss)                                    $ (662)          $ 2,197              $   921            $ 4,405
                                                 ==============    ==============        ==============     ===============

Net earnings (loss) per share
         Basic                                      $(0.09)            $0.25                 $0.12              $0.50
         Diluted                                    $(0.09)            $0.25                 $0.12              $0.49

Weighted average number of shares outstanding
         Basic                                       7,616             8,647                 7,794              8,887
         Diluted                                     7,663             8,724                 7,840              8,965

Cash dividends per share                            $0.0525           $0.0525               $0.105              $0.1025


                         See accompanying notes to unaudited consolidated financial statements.


                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                                             (Unaudited)

                                               For the six months ended June 30, 2000
                                                  (In thousands, except share data)


                                                                                                              Unearned
                                                                                                            Compensation
                                                                Accumulated                                     From
                                  Common Stock      Additional     Other                            Officers'  Restricted
                              --------------------   Paid-In   Comprehensive   Retained Treasury     Stock      Stock
                                Shares      Amount   Capital   Income (Loss)   Earnings   Stock      Loans      Awards     Total
                              ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999    9,990,436    $100    $69,591     $(4,324)     $35,050    $(19,474)       -    $(325)      $80,618
Net earnings                                                                      921                                         921
Other comprehensive income,
 net of tax: unrealized gains
 on investments, net of
 reclassification adjustment                                         258                                                     258
                                                                                                                             ---
Comprehensive income                                                                                                        1,179
                                                                                                                            -----
Issuance of common stock           66,981                456                                                                  456
Officers' stock loans                                                                                 (491)                  (491)
Amortization of compensation
 expense from restricted
 stock awards issued                                                                                             60            60
Cash dividends paid
 ($0.105 per share)                                                              (817)                                       (817)
Purchase of treasury
 stock, 572,425 shares                                                                     (4,687)                         (4,687)
                              ----------------------------------------------------------------------------------------------------
Balance at June 30, 2000       10,057,417    $100    $70,047     $(4,066)     $35,154    $(24,161)  $ (491)   $(265)      $76,318
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

                                        PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                     For the six months ended June 30, 2000 and 1999
                                                     (In thousands)

                                                                                            Six months ended June 30,
                                                                                            2000               1999
                                                                                          --------           --------
Cash flows from operating activities:
    Net earnings                                                                          $    921           $  4,405
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Amortization and depreciation expense                                                 324                311
         Net realized investment losses (gains)                                                 29             (1,238)
         Deferred income tax                                                                    14                 85
         Net increase in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                             1,904              1,350
         Net increase (decrease) in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                       2,659             (1,079)
         Decrease (increase) in:
           Accrued investment income                                                           (85)               131
           Deferred policy acquisition costs                                                (1,208)              (356)
           Income tax recoverable                                                              816                710
           Other assets                                                                         38                 64
         Increase (decrease) in:
           Accounts payable and accrued expenses                                               684               (298)
           Other liabilities                                                                  (482)              (745)
                                                                                          --------           --------
               Net cash provided by operating activities                                     5,614              3,340
                                                                                          --------           --------

Cash flows from investing activities:
    Purchases of equity securities                                                          (2,945)            (5,634)
    Purchases of fixed maturities available for sale                                       (11,268)           (24,270)
    Purchases of fixed maturities held to maturity                                          (9,899)            (2,100)
    Proceeds from sales of equity securities                                                 3,674              3,520
    Proceeds from sales and maturities of fixed maturities available for sale               10,812             16,921
    Proceeds from maturities and calls of fixed maturities held to maturity                  4,000              7,258
    Change in short-term investments                                                           449                997
                                                                                          --------           --------
         Net cash used by investing activities                                              (5,177)            (3,308)
                                                                                          --------           --------

Cash flows from financing activities:
    Issuance of common stock                                                                   456                465
    Purchase of treasury stock                                                              (4,687)           (10,418)
    Principal payments on capital lease obligations                                            (60)               (70)
    Officers' stock loans                                                                     (491)                --
    Dividends paid                                                                            (817)              (900)
                                                                                          --------           --------
         Net cash used by financing activities                                              (5,599)           (10,923)
                                                                                          --------           --------

Decrease in cash                                                                            (5,162)           (10,891)
Cash, beginning of period                                                                   12,045             24,077
                                                                                          --------           --------
Cash, end of period                                                                       $  6,883           $ 13,186
                                                                                          ========           ========

Supplemental  disclosure of cash flow information:  Cash paid (recovered) during the period for:
      Interest paid                                                                       $     73           $     73
      Income taxes (recovered) paid                                                           (950)               875


                         See accompanying notes to unaudited consolidated financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PNG") is an insurance holding company whose principal asset is the common stock of Penn-America Insurance Company ("Penn-America"). The "Company" refers to PNG and Penn-America, as well as to Penn-America's wholly-owned subsidiary, Penn-Star Insurance Company. Penn Independent Corporation ("Penn Independent") currently owns approximately 40.9% of the outstanding common stock of PNG as of June 30, 2000.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999. In the opinion of management, the financial information reflects all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are net of amounts ceded to reinsurers of $2.9 million and $1.8 million for the three months ended June 30, 2000 and 1999, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $637,000 and $3.5 million for the three months ended June 30, 2000 and 1999, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $5.5 million and $3.5 million for the six months ended June 30, 2000 and 1999, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $2.5 million and $4.1 million for the six months ended June 30, 2000 and 1999, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 3 - Comprehensive (Loss) Income

           Accumulated other comprehensive (loss) income of the Company consists solely of net unrealized (losses) gains on investment securities.

The  following  are  components  of  other  comprehensive   (losses)/income  (in
thousands):

                                                                      Six Months ended June 30, 2000
                                                        ------------------------------------------------------------
                                                           Before Tax                Tax               Net of Tax
                                                             Amount                Expense               Amount
                                                        -----------------     ------------------     ---------------
Unrealized gains on investments:
    Unrealized holding gains arising
       during period                                          $420                  $(143)                 $277
    Add: reclassification adjustment for
      losses realized in net earnings                          (29)                    10                   (19)
                                                        -----------------     ------------------     ---------------
Other comprehensive income                                    $391                  $(133)                 $258
                                                        =================     ==================     ===============



                                                                      Six Months ended June 30, 1999
                                                        ------------------------------------------------------------
                                                           Before Tax                Tax               Net of Tax
                                                             Amount                Expense               Amount
                                                        -----------------     ------------------     ----------------
Unrealized losses on investments:
    Unrealized holding losses arising
      during period                                        $(4,392)               $ 1,493              $ (2,899)
    Less: reclassification adjustment for
       gains realized in net earnings                       (1,238)                   421                  (817)
                                                        -----------------     ------------------     ---------------
Other comprehensive loss                                   $(5,630)               $ 1,914               $(3,716)
                                                        =================     ==================     ===============

For the three months ended June 30, 2000, comprehensive loss of $1,090,000 consisted of net losses of $662,000 and other comprehensive loss of $428,000.

For the three and six months ended June 30, 1999, comprehensive income (loss) of ($184,000) and $689,000 consisted of net income of $2,197,000 and $4,405,000 and other comprehensive losses of $2,381,000 and $3,716,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                   Three months ended                       Six months ended
                                                        June 30,                                June 30,
                                           -----------------------------------     -----------------------------------
                                                2000                1999                2000               1999
                                           ----------------    ---------------     ---------------    ----------------
Basic EPS:
Net Earnings (Loss)                                 $(662)             $2,197                $921              $4,405
                                           ----------------    ---------------     ---------------    ----------------

Weighted average common
      shares outstanding                             7,616              8,647               7,794               8,887
                                           ----------------    ---------------     ---------------    ----------------

Basic EPS                                         $ (0.09)             $ 0.25              $ 0.12              $ 0.50
                                           ================    ===============     ===============    ================

Diluted EPS:

Net Earnings (Loss)                                 $(662)            $ 2,197                $921              $4,405
                                           ----------------    ---------------     ---------------    ----------------

Weighted average common
      shares outstanding                             7,616              8,647               7,794               8,887

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                             47                 77                  46                  78
                                           ----------------    ---------------     ---------------    ----------------

Total weighted average common
     shares outstanding                              7,663              8,724               7,840               8,965
                                           ================    ===============     ===============    ================

Diluted EPS                                       $ (0.09)             $ 0.25              $ 0.12              $ 0.49
                                           ================    ===============     ===============    ================

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

         The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in the Company's annual report. The Company evaluates segment profit based on profit or loss from operating activities. Segment profits or losses from operations is pre-tax and does not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions.

         The Company had one major customer accounting for more than 10% of the Company's revenue at June 30, 1999. This customer no longer accounts for more than 10% of revenue at June 30, 2000. The Company derived approximately 10.7% and 11.8% of its revenues from this agent for the three months and six months ended June 30, 1999, respectively. This major customer was the agent who wrote personal non-standard automobile coverage in the states of California and Nevada. The Company announced on April 28, 1999 that it would be running off the California automobile book with this customer. The Company had previously announced the runoff of the Nevada automobile book with this agent in January 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

         The following is a summary of the Company's segment revenues, expenses and profit for the three months ended June 30, 2000 and 1999:

(in thousands)                                  Three Months Ended June 30, 2000
                                                --------------------------------
                                           Commercial       Personal        Total
                                         --------------------------------------------
Premiums earned                               $21,090          $1,389        $22,479
Net investment income from
  insurance operations                          1,304             146          1,450
                                         --------------------------------------------
Total segment revenues                         22,394           1,535         23,929
                                         --------------------------------------------

Segment losses and LAE                         16,935           1,059         17,994
Segment expenses                                6,481             497          6,977
                                         --------------------------------------------
Total segment expenses                         23,416           1,556         24,971
                                         --------------------------------------------



Segment losses                               $(1,022)           $(20)        $(1,042)
                                         ===============================

Plus unallocated items:
Net investment income from equity                                                994
Unallocated expenses                                                          (1,254)
Income tax benefit                                                               640
                                                                          -----------
Net losses                                                                     $(662)
                                                                          ===========


(in thousands)                                Three Months Ended June 30, 1999
                                              --------------------------------
                                           Commercial       Personal        Total
                                         --------------------------------------------
Premiums earned                               $17,422          $3,937        $21,359
Net investment income from
  insurance operations                          1,326             233          1,589
                                         --------------------------------------------
Total segment revenues                         18,748           4,170         22,918
                                         --------------------------------------------

Segment losses and LAE                         10,575           3,247         13,822
Segment expenses                                5,225           1,273          6,498
                                         --------------------------------------------
Total segment expenses                         15,800           4,520         20,320
                                         --------------------------------------------

Segment profit (loss)                          $2,948          $(350)         $2,598
                                         ===============================

Plus unallocated items:
Net investment income from equity                                              1,472
Unallocated expenses                                                          (1,056)
Income tax expense                                                              (817)
                                                                          -----------
Net earnings                                                                  $2,197
                                                                          ===========



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

         The following is a summary of the Company's segment revenues, expenses and profit for the six months ended June 30, 2000 and 1999:

(in thousands)                                  Six Months Ended June 30, 2000
                                                ------------------------------
                                           Commercial       Personal         Total
                                         ----------------------------------------------
Premiums earned                               $40,867          $3,159          $44,026
Net investment income from
  insurance operations                          2,501             302            2,803
                                         ----------------------------------------------
Total segment revenues                         43,368           3,461           46,829
                                         ----------------------------------------------

Segment losses and LAE                         29,688           2,211           31,899
Segment expenses                               12,535           1,142           13,677
                                         ----------------------------------------------
Total segment expenses                         42,223           3,353           45,576
                                         ----------------------------------------------



Segment profit                                 $1,145            $108           $1,253
                                         ============================

Plus unallocated items:


Net investment income from equity                                                2,028
Unallocated expenses                                                            (2,480)
Income tax benefit                                                                 120
                                                                           -----------
Net earnings                                                                      $921
                                                                           ===========


(in thousands)                                  Six Months Ended June 30, 1999
                                                ------------------------------
                                           Commercial       Personal         Total
                                         ----------------------------------------------
Premiums earned                              $ 34,035          $8,785          $42,820
Net investment income from
  Insurance operations                          2,623             460            3,083
                                         ----------------------------------------------
Total segment revenues                         36,658           4,170            45,903
                                         ----------------------------------------------

Segment losses and LAE                         20,692           6,854            27,546
Segment expenses                               10,226           2,849            13,075
                                         ----------------------------------------------
Total segment expenses                         30,918           9,703            40,621
                                         ----------------------------------------------

Segment profit (loss)                          $5,740          $ (458)           $5,282
                                         ============================

Plus unallocated items:


Net investment income from equity                                                2,915
Unallocated expenses                                                            (2,122)
Income tax expense                                                              (1,670)
                                                                           -----------
Net earnings                                                                    $4,405
                                                                           ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


         Total segment revenue of $23.9 million and $46.9 million, plus unallocated net investment income of $1.0 million and $2.0 million, equals total Company segment revenue of $24.9 and $48.9 million for the three and six months ended June 30, 2000, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Results of Operations

Three Months Ended June 30, 2000 and 1999

         Gross written premiums increased 15.9% to $28.3 million for the three months ended June 30, 2000, compared to $24.4 million for the three months ended June 30, 1999. The increase resulted from a 27.0% increase in commercial lines premium to $27.3 million, partially offset by a 66.0% decrease in personal automobile lines premium to $1.0 million from $2.9 million. This decrease was due to the run-off by the company of the non-standard personal automobile segment, which began in early 1999.

         Net written premiums increased 11.7% to $25.0 million for the three months ended June 30, 2000, compared to $22.4 million for the three months ended June 30, 1999. This increase resulted from a 23.1% increase in commercial lines net premium to $24.0 million, partially offset by a 66.0% decrease in personal automobile lines net premium to $1.0 million.

         Premiums earned increased 5.2% to $22.5 million for the three months ended June 30, 2000, compared to $21.4 million for the three months ended June 30, 1999. This increase resulted from a 21.1% increase in commercial lines net earned premium to $21.1 million, partially offset by a 64.7% decrease in personal automobile lines net earned premium to $1.4 million.

         Net investment income increased 4.7% to $2.5 million from $2.3 million, respectively for the three months ended June 30, 2000 compared to the same period in 1999, primarily due to an increase in the tax equivalent yield to 6.50% at June 30, 2000 from 6.20% at June 30, 1999.

         Net realized investment (losses) gains before taxes were losses of $16,000 for the three months ended June 30, 2000 compared to a realized gain of $682,000 for the three months ended June 30, 1999. The realized losses were due from sales from the Company's equity portfolio.

         Losses and loss adjustment expenses increased 30.2% to $18.0 million for the three months ended June 30, 2000, from $13.8 million for the three months ended June 30, 1999, primarily due to an increase in the commercial lines loss ratio to 80.3% for the three months ended June 30, 2000 compared to 60.7% for the three months ended June 30, 1999. The increase in the commercial lines loss ratio is mostly due to current year property losses and unfavorable development in casualty lines. This increase was partially offset by a decrease in the personal lines loss ratio to 76.2% for the three months ended June 30, 2000, compared to 82.5% for the three months ended June 30, 1999. Personal lines, which is entirely non-standard personal automobile is currently in run-off by the Company.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (continued)

         Amortization of deferred policy acquisition costs increased 6.3% to $6.5 million from $6.1 million for the three months ended June 30, 2000 and June 30, 1999, respectively due to the increase in net earned premiums.

         Other underwriting expenses increased 20.4% to $1.7 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999. This increase is primarily attributable to the 15.9% increase in gross written premiums experienced in the second quarter of 2000, compared to the same quarter of 1999.

         Net losses from operations before net realized investment losses for the second quarter of 2000 were $651,000 or $(0.09) per share (basic and diluted) compared with net operating gains from operations before net realized investment gains of $1.7 million or $0.20 per share (basic and diluted) for the second quarter of 1999.

         As a result of the factors described above, the Company had a net loss for the three months ended June 30, 2000 of $662,000 or $(0.09) per share (basic and diluted), compared with $2.2 million net income or $0.25 per share (basic and diluted) for the three months ended June 30, 1999.


Six Months Ended June 30, 2000 and 1999

         Gross written premiums increased 17.3% to $54.6 million for the six months ended June 30, 2000, compared to $46.5 million for the six months ended June 30, 1999. The increase resulted from a 33.1% increase in commercial lines premium to $52.1 million, partially offset by a 66.7% decrease in personal automobile lines premium to $2.4 million. This decrease was due to the run-off by the company of the non-standard personal automobile segment.

         Net written premiums increased 12.2% to $48.4 million for the six months ended June 30, 2000, compared to $43.1 million for the six months ended June 30, 1999. This increase resulted from a 28.3% increase in commercial lines net premium to $46.0 million, partially offset by a 66.7% decrease in personal automobile lines net premium to $2.4 million.

         Premiums earned increased 2.8% to $44.0 million for the six months ended June 30, 2000, compared to $42.8 million for the six months ended June 30, 1999. This increase resulted from a 20.7% increase in commercial lines net earned premium to $40.9 million, partially offset by a 64.0% decrease in personal automobile lines net earned premium to $3.2 million.

         Net investment income increased 2.1% to $4.9 million for the six months ended June 30, 2000 compared to $4.8 million for six months ended June 30, 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (continued)


         Net realized investment (losses) gains before taxes were a realized loss of $29,000 for the six months ended June 30, 2000 compared to a realized gain of $1.2 million for the six months ended June 30, 1999.

         Losses and loss adjustment expenses increased 15.8% to $31.9 million for the six months ended June 30, 2000, from $27.5 million for the six months ended June 30, 1999, due to an increase in the commercial lines loss ratio to 72.6% for the six months ended June 30, 2000 compared to 60.8% for the six months ended June 30, 1999. The increase in the commercial lines loss ratio is mostly due to current year property losses and unfavorable development in casualty lines. This increase was partially offset by a decrease in the personal lines loss ratio to 69.7% for the six months ended June 30, 2000, compared to 78.0% for the six months ended June 30, 1999. Personal lines, which is entirely non-standard personal automobile is currently in run-off by the Company.

         Amortization of deferred policy acquisition costs increased 3.9% to $12.7 million from $12.2 million for the six months ended June 30, 2000 and June 30, 1999, respectively due to the increase in net earned premiums.

         Other underwriting expenses increased 16.9% to $3.4 million for the six months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999. This increase is primarily attributable to the 17.3% increase in gross written premiums experienced in the six months ended June 30, 2000, compared to the same period in 1999.

         Net earnings from operations before net realized investment losses or gains for the six months ended June 30, 2000 were $940,000 or $0.12 per share (basic and diluted) compared with $3.6 million or $0.40 per share (basic and diluted) for the six months ended June 30, 1999.

         The Company had net income for the six months ended June 30, 2000 of $921,000 or $0.12 per share (basic and diluted), compared with $4.4 million net income or $0.50 per share (basic) and $0.49 per share (diluted) for the six months ended June 30, 1999. The June 30, 1999 earnings per share (basic & diluted) includes $0.09 (basic & diluted) of realized investment gains after tax, compared to no earnings per share impact from realized investment losses for the six months ended June 30, 2000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (continued)

         As part of the Company's corporate stock repurchase program, the Company has continued to repurchase its common stock. The Company repurchased approximately 1.0 million shares between June 30, 1999 and June 30, 2000, resulting in a reduction of weighted average diluted shares outstanding to approximately 7.7 million shares outstanding during the second quarter of 2000, compared to approximately 8.7 million shares outstanding during the second quarter of 1999. Between June 30, 2000 and June 30, 1999, weighted average shares outstanding decreased by approximately 12.5%.

Liquidity and Capital Resources

         PNG is a holding company, the principal asset of which is the common stock of Penn-America. PNG's cash flows depend primarily on dividends and other payments from Penn-America. PNG uses these funds to pay (i) operating expenses,
(ii) taxes and other payments, (iii) dividends to PNG stockholders and (iv) purchases of treasury shares. Penn-America's source of funds consists primarily of premiums, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PNG.

         Net cash provided by operating activities increased 68.1% to $5.6 million for the six months ended June 30, 2000, from $3.3 million for the six months ended June 30, 1999, due primarily to the Company's growth in written premiums.

         Net cash used by investing activities was $5.2 million for the six months ended June 30, 2000, compared to $3.3 million for the six months ended June 30, 1999. The increase in cash used by investing activities was attributable to the increase in cash flow from the growth in written premiums.

         Net cash used by financing activities was $5.6 million for the six months ended June 30, 2000, compared to $10.9 million for the same period in 1999. The principal use of cash by financing activities was the purchase of 572,425 shares of treasury stock at an approximate cost of $4.7 million during the first two quarters of 2000, compared to the purchase of 958,700 shares of treasury stock at an approximate cost totaling $10.4 million during the same period ending June 30, 1999. As of June 30, 2000, the Company has acquired the
2.5 million shares at an average cost of $9.66 per share. The Company has 500,000 shares remaining which could be purchased under the current Board authorized stock buy-back program. The funding for the treasury stock program has been primarily provided by dividends from the Company's insurance subsidiary, Penn-America.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (continued)



         The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of June 30, 2000 was approximately 3.3 years.

         The Company's fixed maturity portfolio was $134.9 million or 84.5% of the total investment portfolio as of June 30, 2000. Approximately 98.0% of these securities were rated "A-" or better by Standard & Poor's or Moody's. Equities, the majority of which consist of preferred stocks, were $24.7 million or 15.5% of total investments as of June 30, 2000.

         The investment portfolio contained $15.3 million of mortgage/ asset-backed obligations, which represents 11.5% of the total investments as of June 30, 2000. 92.3% of these securities are "AAA" rated and 7.7% are "AA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no other derivative financial instruments, real estate or mortgages in the investment portfolio as of June 30, 2000.

         The principal source of cash for the payment of dividends to PNG's stockholders is dividends from Penn-America. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania regulatory authorities. The maximum dividend that may be paid as of June 30, 2000 by Penn-America to PNG without prior approval of regulatory authorities is approximately $678,000.

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

Item 4.   Submission of Matters to a Vote by Security Holders - (See Attached)

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

PART II, ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

         The annual meeting of the Shareholders of Penn-America Group, Inc. was held on May 17, 2000 (the "Annual Meeting" or "Meeting"), with the following results:

         The total number of shares represented at the Annual Meeting in person or by proxy was 7,148,588 of the 7,719,161 share of common stock outstanding and entitled to vote at the meeting.

         On the proposal to elect Irvin Saltzman, Jon S. Saltzman, Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Charles Ellman and Paul Simon as Directors to serve until the 2001 Annual Meeting and until their successors are duly elected and qualified, the nominees for Director received the number of votes set forth opposite their respective names.

                                 Number of Votes

                                  For                   Withheld

Irvin Saltzman                  6,801,132               347,456
Jon S. Saltzman                 6,802,632               345,956
Robert A. Lear                  6,802,632               345,956
Jami Saltzman-Levy              6,802,632               345,956
M. Moshe Porat                  6,802,632               345,956
Charles Ellman                  6,802,632               345,956
Paul Simon                      6,703,832               444,756

         There were no broker non-votes recorded. On the basis of the above vote, Irvin Saltzman, Jon S. Saltzman, Robert A. Lear, Jami Saltzman-Levy, M. Moshe Porat, Charles Ellman and Paul Simon were elected as Directors to serve until the 2001 Annual Meeting and until their respective successors are duly elected and qualified.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Penn-America Group, Inc.




Date:      August 10, 2000               By:     /s/ Jon S. Saltzman
         ----------------------                  -------------------
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