Form 10-Q
period 2000-09-30
PENN AMERICA GROUP INC
filed 2000-11-14
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2000
                                   ---------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                --------------       ----------------

Commission file number                   0-22316
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

At November 14, 2000, 7,565,025 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                     Page Number

Part I - Financial Information

         Consolidated Unaudited Balance Sheets - September 30, 2000 and
                December 31, 1999                                          3

         Consolidated Unaudited Statements of Operations - For the three
                 and nine months ended September 30, 2000 and 1999         4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the nine months ended September 30, 2000               5

         Consolidated Unaudited Statements of Cash Flows -
                For the nine months ended September 30, 2000 and 1999      6

         Notes to Unaudited Consolidated Financial Statements              7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 13

Part II - Other Information                                               25

                                           PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                                          (Unaudited)
                                             (In thousands, except per share data)

                                                                                         September 30,         December 31,
                                                                                              2000                 1999
                                                                                        ----------------     -----------------
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2000, $117,319;
         1999, $115,975)                                                                    $ 116,527            $ 111,419
       Held to maturity, at amortized cost (fair value 2000, $17,225; 1999, $16,103)           17,271               16,294
    Equity securities, at fair value (cost 2000, $27,324; 1999, $28,014)                       24,914               26,020
    Short-term investments, at cost, which approximates fair value                                 --                  449
                                                                                        ----------------     -----------------
       Total investments                                                                      158,712              154,182
Cash                                                                                           14,284               12,045
Accrued investment income                                                                       2,048                1,965
Premiums receivable, net                                                                       11,378                8,981
Reinsurance recoverable                                                                        17,607               18,284
Prepaid reinsurance premiums                                                                    4,596                3,529
Deferred policy acquisition costs                                                              11,050                9,306
Capital lease                                                                                   1,775                1,840
Deferred income taxes                                                                           4,655                5,487
Income tax recoverable                                                                          3,357                1,652
Other assets                                                                                      341                  511
                                                                                        ----------------     -----------------
       Total assets                                                                         $ 229,803            $ 217,782
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                                $ 105,484             $ 93,719
  Unearned premiums                                                                            43,687               36,332
  Accounts payable and accrued expenses                                                         2,544                1,755
  Capitalized lease obligation                                                                  1,731                1,821
  Other liabilities                                                                             3,548                3,537
                                                                                        ----------------     -----------------
         Total liabilities                                                                    156,994              137,164
                                                                                        ----------------     -----------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2000 and 1999, 10,065,025 and 9,990,436 shares;
    outstanding 2000 and 1999, 7,565,025 and 8,062,861 shares                                     101                  100
  Additional paid-in capital                                                                   70,084               69,591
   Accumulated other comprehensive loss                                                        (2,114)              (4,324)
  Retained earnings                                                                            29,680               35,050
  Treasury stock, 2000, 2,500,000 shares; 1999, 1,927,575 shares, at cost                     (24,161)             (19,474)
   Officers' stock loans                                                                         (546)                  --
  Unearned compensation from restricted stock awards                                             (235)                (325)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            72,809               80,618
                                                                                        ----------------     -----------------

         Total liabilities and stockholders' equity                                         $ 229,803            $ 217,782
                                                                                        ================     =================

                                        PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                                       (Unaudited)

                         For the three and nine month periods ended September 30, 2000 and 1999
                                          (In thousands, except per share data)

                                                                 Three months ended               Nine months ended
                                                                   September 30,                     September 30,
                                                             -------------------------         -------------------------
                                                               2000             1999             2000             1999
                                                             --------         --------         --------         --------
Revenues:
    Premiums earned                                           $23,366          $21,555          $67,392          $64,375
    Net investment income                                       2,753            2,403            7,613            7,163
    Net realized investment gain (loss)                        (1,148)               1           (1,177)           1,239
                                                             --------         --------         --------         --------
       Total revenues                                          24,971           23,959           73,828           72,777
                                                             --------         --------         --------         --------

Losses and expenses:
    Losses and loss adjustment expenses                        24,546           21,329           56,445           48,874
    Amortization of deferred policy acquisition costs           6,608            6,103           19,320           18,343
    Other underwriting expenses                                 1,690            1,668            5,062            4,553
    Interest expense                                               36               36              109              109
                                                             --------         --------         --------         --------
       Total losses and expenses                               32,880           29,136           80,936           71,879
                                                             --------         --------         --------         --------

Income (loss) before income tax benefit                        (7,909)          (5,177)          (7,108)             898

Income tax (benefit)                                           (2,831)          (1,933)          (2,951)            (263)

                                                             --------         --------         --------         --------
Net income (loss)                                             $(5,078)         $(3,244)         $(4,157)          $1,161
                                                             ========         ========         ========         ========

Basic and diluted net earnings (loss) per share                $(0.67)          $(0.38)          $(0.54)           $0.13


Weighted average number of shares outstanding
         Basic                                                  7,558            8,457            7,714            8,742
         Diluted                                                7,558            8,457            7,714            8,814

Cash dividends per share                                      $0.0525          $0.0525          $0.1575           $0.155

                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                                             (Unaudited)

                                            For the nine months ended September 30, 2000
                                                 (In thousands, except share data)

                                                                                                              Unearned
                                                                                                            Compensation
                                                                Accumulated                                     From
                                  Common Stock      Additional     Other                            Officers'  Restricted
                              --------------------   Paid-In   Comprehensive   Retained Treasury     Stock      Stock
                                Shares      Amount   Capital   Income (Loss)   Earnings   Stock      Loans      Awards     Total
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999    9,990,436    $100    $69,591     $(4,324)     $35,050    $(19,474)       -    $(325)      $80,618
Net loss                                                                       (4,157)                                     (4,157)
Other comprehensive income:
  unrealized gains
  on investments,
  net of tax
  and reclassification
  adjustment                                                       2,210                                                    2,210
                                                                                                                           ------
Comprehensive income                                                                                                       (1,947)
                                                                                                                           ------

Issuance of common stock           74,589       1        493                                                                  494
Officers' stock loans                                                                                 (546)                  (546)
Amortization of compensation
  expense from restricted
  stock awards issued                                                                                            90            90
Cash dividends paid
  ($0.1575 per share)                                                          (1,213)                                     (1,213)
Purchase of treasury
  stock, 572,425 shares                                                                    (4,687)                         (4,687)
                               ----------------------------------------------------------------------------------------------------
Balance at September 30, 2000  10,065,025    $101    $70,084     $(2,114)     $29,680    $(24,161)   $(546)   $(235)      $72,809
                               ====================================================================================================


                                       PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)

                                 For the nine months ended September 30, 2000 and 1999
                                                    (In thousands)

                                                                                      Nine months ended September 30,
                                                                                        -------------------------
                                                                                          2000             1999
                                                                                        --------         --------
Cash flows from operating activities:
    Net income (loss)                                                                    $(4,157)          $1,161
    Adjustments to reconcile net earnings to net cash provided by
      Operating activities:
         Amortization and depreciation expense                                               396              389
         Net realized investment (gains) losses                                            1,177           (1,239)
         Deferred income tax (benefit)                                                      (306)             104
         Net decrease in premiums receivable, prepaid reinsurance premiums
           And unearned premiums                                                           3,891            1,755
         Net increase in unpaid losses and loss adjustment expenses
           And reinsurance recoverable                                                    12,442            4,642
         Accrued investment income                                                           (83)            (296)
         Deferred policy acquisition costs                                                (1,744)            (512)
         Income tax recoverable                                                           (1,705)          (1,242)
         Other assets                                                                         74               89
         Accounts payable and accrued expenses                                               789            1,223
         Other liabilities                                                                    11             (400)
                                                                                        --------         --------
               Net cash provided by operating activities                                  10,785            5,674
                                                                                        --------         --------

Cash flows from investing activities:
    Purchases of equity securities                                                       (11,957)          (7,372)
    Purchases of fixed maturities available for sale                                     (60,771)         (29,704)
    Purchases of fixed maturities held to maturity                                        (9,949)          (2,785)
    Proceeds from sales of equity securities                                              12,753            3,764
    Proceeds from sales and maturities of fixed maturities available for sale             57,972           22,877
    Proceeds from maturities and calls of fixed maturities held to maturity                9,000            7,256
    Change in short-term investments                                                         449              997
                                                                                        --------         --------
              Net cash used by investing activities                                       (2,503)          (4,967)
                                                                                        --------         --------

Cash flows from financing activities:
    Issuance of common stock                                                                 493              465
    Purchase of treasury stock                                                            (4,687)         (11,346)
    Officers' stock loans                                                                   (546)            --
    Principal payments on capital lease obligations                                          (90)            (102)
    Dividends paid                                                                        (1,213)          (1,342)
                                                                                        --------         --------
              Net cash used by financing activities                                       (6,043)         (12,325)
                                                                                        --------         --------

Increase (decrease) in cash                                                                2,239          (11,618)
Cash, beginning of period                                                                 12,045           24,077
                                                                                        --------         --------
Cash, end of period                                                                      $14,284          $12,459
                                                                                        ========         ========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest                                                                              $109             $109
      Taxes (recovered)                                                                     (950)             875

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company that operates through its wholly owned subsidiaries, Penn-America Insurance Company ("Penn-America") and Penn-Star Insurance Company. "The Company" refers to PAGI and its subsidiaries. Penn Independent Corporation ("Penn Independent") owns approximately 41% of the outstanding common stock of PAGI as of September 30, 2000.

         The accompanying condensed unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these condensed unaudited consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Corporation's Form 10-K for the year ended December 31,
1999. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $2.9 million and $2.5 million for the three months ended September 30, 2000 and 1999, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $0.4 million and $2.0 million for the three months ended September 30, 2000 and 1999, respectively.

         Premiums earned are presented net of amounts ceded to reinsurers of $8.4 million and $5.9 million for the nine months ended September 30, 2000 and 1999, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $2.9 million and $6.1 million for the nine months ended September 30, 2000 and 1999, respectively

Note 3 - Comprehensive Income

           Accumulated other comprehensive income (loss) of the Company consists solely of unrealized gains (losses) on investment securities net of income tax (benefit) and reclassification adjustments.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Basic and Diluted Earnings Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                          Three months ended                Nine months ended
                                            September 30,                     September 30,
                                        -------------------------------------------------------
                                          2000            1999            2000           1999
                                        -------         -------         -------         -------
Basic Earnings Per Share:
Net income (loss)                       $(5,078)        $(3,244)        $(4,157)         $1,161
                                        -------         -------         -------         -------

Weighted average common
      shares outstanding                  7,558           8,457           7,714           8,742
                                        -------         -------         -------         -------

Basic Earnings Per Share                 $(0.67)         $(0.38)         $(0.54)          $0.13
                                        =======         =======         =======         =======

Diluted Earnings Per Share:
Net income (loss)                       $(5,078)        $(3,244)        $(4,157)         $1,161
                                        -------         -------         -------         -------
Weighted average common
      shares outstanding                  7,558           8,457           7,714           8,742

Additional shares outstanding
      after the assumed exercise
      of options by applying the
      treasury stock method                   *               *               *              72
                                        -------         -------         -------         -------

Total weighted average common
      shares outstanding                  7,558           8,457           7,714           8,814
                                        =======         =======         =======         =======

Diluted Earnings Per Share               $(0.67)         $(0.38)         $(0.54)          $0.13
                                        =======         =======         =======         =======

* The company has issued options to purchase 369,250 shares of common stock to employees and directors at prices ranging from $5.42 to $19.00. These options are not considered in the computation of EPS for these periods, as the impact would be anti-dilutive.

Note 5- Change in accounting estimate

         During the third quarter of 2000, the Company completed a routine actuarial review, which included a study by the Company's outside consulting actuary. The third quarter 2000 operating results include a strengthening of prior year loss reserves by $7.6 million, or $4.9 million net of tax benefit ($0.65 per basic and diluted share) relating principally to the Company's commercial automobile liability, CMP liability and other liability lines of business.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 6- Segment Information

         The Company has two reportable segments: non-standard personal minimum limits automobile and commercial lines. The Company announced in April 1999 that it would run-off its remaining portfolio of the personal lines automobile business, which was underwritten through a single agent in California. This followed a decision earlier in 1999 to eliminate the remainder of the Company's non-standard personal automobile portfolio of this business in nine other states. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. These segments are managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

         The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in the Company's annual report. The Company evaluates segment profit based on profit or loss from operating activities. Segment profits or losses from operations are pre-tax and do not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions.

         The following is a summary of the Company's segment revenues, expenses and profit for the nine months ended September 30, 2000 and 1999:

(in thousands)                        Three months ended September 30, 2000
                                      -------------------------------------
                                                         Personal
                                     Commercial         Automobile       Total
                                  ---------------------------------------------
Premiums earned                        $22,749              $617        $23,366
Net investment income from
  insurance operations                     831               100            931
                                  ---------------------------------------------
Total segment revenues                  23,580               717         24,297
                                  ---------------------------------------------

Segment losses and LAE                  24,359               187         24,546
Segment expenses                         5,367               217          5,584
                                  ---------------------------------------------
Total segment expenses                  29,726               404         30,130
                                  ---------------------------------------------

Segment profit (loss)                  $(6,146)             $313        $(5,833)
                                  ---------------------------------------------
Unallocated items:


Net investment income from equity                                           674

Unallocated expenses                                                     (2,750)
Income tax benefit                                                        2,831
                                                                     -----------
Net loss                                                                $(5,078)
                                                                     ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 6- Segment Information (Continued)

 (in thousands)                       Three months ended September 30, 1999
                                ----------------------------------------------
                                 Commercial        Personal
                                                   Automobile        Total
                                ----------------------------------------------
Premiums earned                    $18,632           $2,923          $21,555
Net investment income from
  insurance operations               1,138              237            1,375
                                ----------------------------------------------
Total segment revenues              19,770            3,160           22,930
                                ----------------------------------------------

Segment losses and LAE              16,278            5,051           21,329

Segment expenses                     5,770            1,020            6,790
                                ----------------------------------------------

Total segment expenses              22,048            6,071           28,119
                                ----------------------------------------------

Segment loss                       $(2,278)         $(2,911)         $(5,189)
                                ----------------------------------------------
Unallocated items:


Net investment income from equity                                      1,029

Unallocated expenses                                                  (1,017)

Income tax benefit                                                     1,933
                                                                  -----------
Net loss                                                             $(3,244)
                                                                  ===========

The following is a summary of the Company's segment revenues, expenses and profit for the nine months ended September 30, 2000 and 1999:

(in thousands)                        Nine months ended September 30, 2000
                                ----------------------------------------------
                                 Commercial        Personal
                                                   Automobile        Total
                                ----------------------------------------------
Premiums earned                    $63,616           $3,776         $67,392
Net investment income from
  insurance operations               3,332              402           3,734
                                ----------------------------------------------

Total segment revenues              66,948            4,178          71,126
                                ----------------------------------------------

Segment losses and LAE              54,047            2,398          56,445
Segment expenses                    17,904            1,358          19,262
                                ----------------------------------------------

Total segment expenses              71,951            3,756          75,707
                                ----------------------------------------------

Segment profit (loss)              $(5,003)            $422         $(4,581)
                                ----------------------------------------------

Unallocated items:

Net investment income from equity                                      2,702

Unallocated expenses                                                  (5,229)

Income tax benefit                                                     2,951
                                                                  -----------
Net loss                                                             $(4,157)
                                                                  ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 6- Segment Information (Continued)

 (in thousands)                       Nine months ended September 30, 1999
                                ----------------------------------------------
                                                   Personal
                                  Commercial      Automobile          Total
                                ----------------------------------------------
Premiums earned                    $52,666         $11,709          $64,375
Net investment income from
  insurance operations               3,761             698            4,459
                                ----------------------------------------------

Total segment revenues              56,427          12,407           68,834
                                ----------------------------------------------


Segment losses and LAE              36,970          11,904           48,874
Segment expenses                    15,996           3,870           19,866
                                ----------------------------------------------

Total segment expenses              52,966          15,774           68,740
                                ----------------------------------------------


Segment profit (loss)               $3,462         $(3,368)             $94
                                ----------------------------------------------

Plus unallocated items:

Net investment income from equity                                      3,943

Unallocated expenses                                                  (3,139)
Income tax benefit
                                                                         263
                                                                  -----------
Net income                                                           $ 1,161
                                                                  ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

Three Months Ended September 30, 2000 and 1999

                  Premiums earned increased 8.4% to $23.4 million for the three months ended September 30, 2000 from $21.6 million for the three months ended September 30, 1999, due to a 22.1% increase in commercial premiums, partially offset by a 78.9% decline in non-standard personal lines automobile caused by the run off of personal lines. The company announced in 1999 that it is running off its non-standard personal automobile business.

         Gross written premiums increased 9.0% for the three months ended September 30, 2000 to $28.5 million compared to $26.2 million in 1999, due to a 18.5% increase in commercial gross written premiums partially offset by a 87.0% decline in non-standard personal lines automobile.

         Net written premiums increased 12.7% for the three months ended September 30, 2000 to $25.3 million compared to $22.4 million in 1999, due to a 24.1% increase in commercial net written premiums, partially offset by a 86.3% decline in non-standard personal lines.

         Net investment income increased 14.6% to $2.8 million for the three months ended September 30, 2000, from $2.4 million for the three months ended September 30, 1999. This increase resulted principally from an increase in the tax equivalent investment yield of the fixed income security portfolio and the growth in invested assets. In the quarter ended September 30, 2000, the Company sold approximately $50 million of primarily fixed-income securities to utilize tax benefits available from capital gain carry forwards and re-invested the proceeds principally in higher-yielding taxable securities. As a result of this transaction, the Company realized net investment losses at $1.1 million.

         Losses and loss adjustment expenses increased 15.1% to $24.5 million for the three months ended September 30, 2000, from $21.3 million for the three months ended September 30, 1999. The Company strengthened reserves by $4.9 million, after tax benefit, following a reserve review, which included a study by the Company's outside consulting actuary. The Company strengthened reserves and recorded additional property losses in the third quarter of 1999, resulting in a charge of $4.9 million, net of tax benefit.

         Amortization of deferred policy acquisition costs increased 8.3% to $6.6 million for the three months ended September 30, 2000 compared to $6.1 million in 1999, due primarily to the 8.4% increase in net premiums earned.

         Other underwriting expenses remained at $1.7 million for both the three-month periods ended September 30, 2000 and 1999.

         The overall statutory combined ratio for the Company increased to 139.5 for the three months ended September 30, 2000, from 133.2 for the three months ended September 30, 1999, primarily due to the increase in the loss ratio to
105.1 in 2000, compared to 99.0 in 1999. The increase in the loss ratio is primarily due to the third quarter 2000 reserve strengthening. The expense ratio increased slightly to 34.4 for the three months ended September 30, 2000, compared to 34.2 for the three months ended September 30, 1999.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)

         As a result of the factors described above, the Company recorded a net loss for the three months ended September 30, 2000 of $5.1 million or $0.67 per share (basic and diluted), compared to a net loss of $3.2 million or $0.38 per share (basic and diluted) for the three months ended September 30, 1999. Per share amounts for the three months ended September 30, 2000 are based on weighted average shares outstanding of 7,558,000 (basic and diluted). Per share amounts for the three months ended September 30, 1999 are based on weighted average shares outstanding of 8,457,000 (basic and diluted).

Nine Months Ended September 30, 2000 and 1999

         Premiums earned increased 4.7% to $67.4 million for the nine months ended September 30, 2000 from $64.4 million for the nine months ended September 30, 1999. This increase was due to a 20.8% increase in commercial premiums earned, partially offset by a 67.7% decline in non-standard personal lines automobile premiums earned caused by the run off of personal lines as announced in 1999.

         Gross written premiums increased 14.3% for the nine months ended September 30, 2000 to $83.1 million compared to $72.7 million in 1999, due to a 27.5% increase in commercial gross written premiums offset by a 71.4% decline in non-standard personal lines automobile.

         Net written premiums increased 12.3% for the nine months ended September 30, 2000 to $73.7 million compared to $65.6 million in 1999, due to a 26.8% increase in commercial net written premiums, partially offset by a 71.4% decline in non-standard personal lines automobile.

         Net investment income increased 6.3% to $7.6 million for the nine months ended September 30, 2000, from $7.2 million for the nine months ended September 30, 1999. This increase resulted principally from an increase in the tax equivalent investment yield of the fixed income portfolio and the growth in invested assets. In the quarter ended September 30, 2000, the Company sold approximately $50 million of primarily fixed-income securities to utilize tax benefits available from capital gain carry forwards and re-invested the proceeds principally in higher-yielding taxable securities. Primarily as a result of this transaction, the Ccompany realized net investment losses of $1.1 million in the nine months ended September 30, 2000, compared to a realized gain of $1.2 million in the nine months ended September 30, 1999.

         Losses and loss adjustment expenses increased 15.5% to $56.4 million for the nine months ended September 30, 2000, from $48.9 million for the nine months ended September 30, 1999. The Company strengthened reserves by $6.2 million, after tax benefit, following a reserve review, which included a study by the Company's outside consulting actuary. The Company strengthened reserves and recorded additional property losses in the third quarter of 1999, resulting in a charge of $4.9 million, net of tax benefit.

         Amortization of deferred policy acquisition costs increased 5.3% to $19.3 million for the nine months ended September 30, 2000, compared to $18.3 million for the nine months ended September 30, 1999, primarily due to an increase in net premiums earned.

         The overall statutory combined ratio for the Company increased to 118.6 for the nine months ended September 30, 2000, from 110.3 for the nine months ended September 30, 1999, primarily due to the increase in the loss ratio to
83.8 in 2000, compared to 75.9 in 1999. The increase in the loss ratio is primarily due to the

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


reserve strengthening. The expense ratio increased slightly to 34.8 for the nine months ended September 30, 2000, compared to 34.4 for the nine months ended September 30, 1999.

         As a result of the factors described above, the Company's net loss for the nine months ended September 30, 2000 was $4.2 million or $0.54 per share (basic and diluted), compared to net income of $1.2 million or $0.13 per share (basic and diluted) for the nine months ended September 30, 1999. Per share amounts for the nine months ended September 30, 2000 are based on weighted average shares outstanding of 7,714,000 (basic and diluted). Per share amounts for the nine months ended September 30, 1999 are based on weighted average shares outstanding of 8,742,000 (basic) and 8,814,000 (diluted).

Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America. PAGI's cash flows depend primarily on dividends and other payments from Penn-America and its subsidiary, Penn-Star. PAGI uses these funds to pay (i) operating expenses, (ii) taxes and other payments, and (iii) dividends to PAGI stockholders. Penn-America's sources of funds are operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America and Penn-Star principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PAGI.

         Net cash provided by operating activities increased 90.0% to $10.8 million for the nine months ended September 30, 2000, from $5.7 million for the nine months ended September 30, 1999, due primarily to the increase in gross commercial premiums written, along with the decrease in paid losses and loss adjustment expenses.

         Net cash used by investing activities decreased 49.6% to $2.5 million for the nine-month periods ended September 30, 2000, from $5.0 million for the nine months ended September 30, 1999.

         Net cash used by financing activities decreased to $6.0 million for the nine months ended September 30, 2000, compared to $12.3 million for the same period in 1999. This decrease is due to the repurchase of the Company's common stock of $4.7 million for the nine-month period ended September 30, 2000, compared to $11.3 million for the nine months ended September 30, 1999. The Company announced a corporate stock buy-back program in July 1998. As of September 30, 2000, the Company has acquired 2.5 million shares (the maximum that can be acquired under current authority from the Company's Board of Directors) at an average cost of $9.66 per share. The funding for the treasury stock program has been provided by dividends from the Company's insurance subsidiary, Penn-America.

         As a result of the dividends paid to PAGI, and the strengthening of its loss reserves, statutory surplus of Penn-America as of September 30, 2000 decreased to $55.8 million from $69.4 million as of September 30, 1999.

         In the third quarter, the Company terminated its $25 million revolving credit facility. The Company had not borrowed from this facility since its inception in 1998. The Company believes that it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)

desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The average duration of the fixed maturity portfolio as of September 30, 2000 was approximately 3.39 years.

         The Company's fixed maturity portfolio of $133.8 million was 84.3% of the total investment portfolio as of September 30, 2000. Approximately 99% of these securities were rated "A" or better by Standard & Poor's or Moody's. Equity securities, the majority of which consist of preferred stocks and exchange traded funds, were $24.9 million or 15.7% of total investments as of September 30, 2000.

         As of September 30, 2000, the investment portfolio contained $5.2 million of mortgage/asset-backed obligations, which represents 3.3% of the total investments as of September 30, 2000. All of these securities are "AAA" rated securities issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of September 30, 2000.

         The principal source of cash for the payment of dividends to PAGI's stockholders, PAGI operating expenses and repurchase of PAGI stock is dividends from Penn-America and its subsidiary, Penn-Star. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory  surplus  or  statutory  net  income  for the prior  year.  Using this criteria, the available ordinary dividend for 2000 was $.6 million, however no ordinary dividends were paid to PAGI in 2000. Rather, Penn-America paid a $6.4 million return of capital in 2000 to PAGI, after receiving approval from the Pennsylvania Insurance Department. Given that Penn-America has negative unassigned surplus as of September 30, 2000, it is expected that no dividend may be paid in 2001 without prior regulatory approval. However, the Company believes that it will receive regulatory approval for requests for return of capital dividends in 2001.

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




                                      Penn-America Group, Inc.




Date: November 14, 2000                By:  /s/ Jon S. Saltzman
      ----------------------               -----------------------------
                                              Jon S. Saltzman
                                              President and
                                              Chief Executive Officer



                                       By:  /s/ Joseph F. Morris
                                           -----------------------------
                                            Joseph F. Morris
                                            Senior Vice President and
                                            Chief Financial Officer