Form 10-K
period 2000-12-31
PENN AMERICA GROUP INC
filed 2001-03-30
CIK 910110

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

      For the fiscal year ended    December 31, 2000
                                -----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 2001, the aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant was approximately $41,391,030. As of March 20, 2001, there were 7,586,525 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's annual report to stockholders for the fiscal year-ended December 31, 2000 are incorporated by reference in Parts I, II and IV of this report.

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 2001 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                            PENN-AMERICA GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2000

                                                                           Page
                                     PART I
ITEM  1.  BUSINESS......................................................     3

ITEM  2.  PROPERTIES....................................................    15

ITEM  3.  LEGAL PROCEEDINGS.............................................    15

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY-HOLDERS..............................................    15


                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS...............................    16

ITEM  6.  SELECTED FINANCIAL DATA.......................................    16

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    16

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    16

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE....................................................    16

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT....................................................    17

ITEM 11.  EXECUTIVE COMPENSATION........................................    17

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.........................................    17

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    17

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...........................................    18

                                     PART I

ITEM 1. BUSINESS

General

Penn-America Group, Inc. ("PAGI", or "the Company") is a specialty property and casualty insurance holding company which, through its subsidiary, Penn-America Insurance Company and its subsidiary Penn-Star Insurance Company (collectively "Penn-America"), markets and underwrites commercial property, general liability and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. The Company provides commercial property and casualty insurance both on an excess and surplus lines basis and on an admitted basis. During 1999, the Company announced that it would exit the non-standard personal automobile business entirely, a business it entered in 1988. In late 2000, the Company announced that it also was exiting the commercial automobile business.

Penn-America Insurance Company was formed in 1975 by Irvin Saltzman, who began working in the insurance industry in 1947 when he founded a general agency. Jon
S. Saltzman, Irvin Saltzman's son, is President and Chief Executive Officer of the Company and has been employed by the Company since 1976. The Company completed an initial public offering ("IPO") on October 28, 1993, at a price of $6.00 per share, which was then followed by a secondary offering in July of 1997 where approximately 3.2 million shares were sold by the Company at $14.50 per share. Currently, the Saltzman family, substantially through their ownership of Penn Independent Corporation (Penn-Independent), owns approximately 41% of the Company's Common Stock.

Marketing and Distribution

Penn-America's commercial insureds consist primarily of small, "Main Street" businesses including restaurants, taverns, mercantiles and artisan contractors. In addition, the Company has developed customized products and coverages for other small commercial insureds such as daycare facilities, fitness centers and special events. The Company believes it has benefited from a general migration of small businesses out of urban centers and into suburban and rural areas. Industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, among other factors, have contributed to the high growth in the number of small businesses in these areas. The Company selects only insurance lines of business and industry segments for which it reasonably can evaluate the probability of future loss exposure. Therefore, the Company avoids high-hazard risks and high-hazard lines of business such as medical malpractice and environmental liability.

Penn-America markets its products through about 50 high-quality general agents, who in turn produce business through more than 25,000 retail insurance brokers located throughout the United States. The Company focuses on serving the insurance needs of small or non-standard markets, which generally are characterized by small average policy premiums that are serviced by retail insurance brokers with limited access to larger, standard lines insurers. The Company believes that these markets generally are underserved by larger, standard lines insurers, which often limit their underwriting to larger policies or to certain risk classes. Penn-America believes that its distribution network enables it to access effectively these numerous small markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of its general agents. This access also is enabled by the local market knowledge and expertise of these general agents and their retail insurance brokers.

Penn-America's distribution strategy is to maintain strong relationships with a select group of high-quality general agents. The Company believes that its network comprises a smaller, higher-quality group of agents than its competitors. The Company carefully selects a limited number of general agents based on their experience and reputation and strives to preserve each agent's franchise value within its marketing territory. The Company seeks to grow with these general agents and develop strong, long-standing relationships by providing a high level of service and support. The success of the Company's strategy is demonstrated by its strong and consistent growth. From 1992 to 2000, commercial gross written premiums grew at a 22% compound annual rate from $22.6 million to $107.0 million while the number of general agents rose from 38 to 52.

Underwriting

The Company underwrites its business through three underwriting units: The Binding Authority Unit, the Submit Unit and the Specialty Lines Unit. This underwriting approach allows the Company to maintain low fixed costs. Approximately 85.0% of the Company's business is underwritten by the Binding Authority Unit. Of this amount, approximately 85% is bound by general agents in accordance with the Company's underwriting manual.

With respect to commercial risks written by general agents through The Binding Authority Unit, the Company generally has 60 days from the effective date to cancel a policy if the risk insured does not comply with the Company's underwriting guidelines. In the event an agent exceeds its authority by binding the Company on a risk when it had no authority to do so, the Company is at risk for that policy until it receives the policy and effects a cancellation. General agents must deliver all policies to the Company within 35 days of the date written. The Company monitors this activity closely through its computer system and underwriting department.

The Company provides its general agents with a comprehensive, regularly updated underwriting manual, which also is available online through a secure Intranet site called PennLink. This manual clearly outlines the Company's risk eligibility, pricing parameters and underwriting guidelines. Penn-America closely monitors the quality of business it underwrites. The Company generally reviews new and renewal commercial policies on a continuous basis to ensure that its underwriting guidelines are being followed. The Company also periodically audits each agent's office to determine if the Company's underwriting guidelines are being followed in all aspects of risk selection, underwriting compliance, policy issuance and pricing. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent commission structure, which is tied substantially to underwriting profitability. Payments of these contingent commissions have been in cash and through the issuance of shares of Company common stock and stock options. Since 1996, the Company has awarded agents approximately 161,000 shares of the Company's common stock through its contingent commission structure.

The Submit Unit was formed in the fourth quarter of 1999 and produced approximately 3% of the Company's business in 2000. The unit provides a market to the Company's general agents for approximately fifty classes of insureds that were previously restricted by the Company's underwriting manual. 100% of the business written by the Submit Unit is bound by Penn-America underwriters - general agents have no binding authority. Each risk is considered individually by the Company's underwriters and approximately 15% of policies submitted are bound.

In determining whether to accept such risks, the Company's Submit Unit will review such factors as the type of risk, the agent's knowledge and control of the risk, potential underwriting profitability and historical data regarding any similar risk previously underwritten by the Company. During this process, the Company will quote a proposed premium reflecting relevant ISO benchmarks, if available, and adjustments that may be warranted based on the individual characteristics of the particular risk. The Submit Unit then assembles a complete underwriting file with respect to the particular submission and specific approval procedures are employed, depending on the characteristics and magnitude of the particular risk.

The Specialty Lines Unit, which accounted for 12% of the Company's business in 2000, creates specialized underwriting and marketing programs for individual agents based upon specific territorial needs and opportunities. The individual general agent typically is given exclusive marketing authority for the program subject to territorial limitations. The Company believes it can achieve superior underwriting results and expense savings on these programs. In all of its commercial product lines, the Company continuously is developing specialized programs for certain industry segments to meet the needs of these marketplaces. For example, Penn-America has developed programs for Alaska dwellings, cargo and retail jewelers. As a group, these programs are a significant benefit to Penn-America's marketing efforts.

Financial Information About Business Segments

The Company has two reportable segments: non-standard personal automobile and commercial lines. The Company announced in April 1999 that it would run-off its remaining portfolio of the personal lines automobile business, which was underwritten through a single agent in California. This followed a decision earlier in 1999 to eliminate the remainder of the Company's non-standard personal automobile portfolio of this business in six other states. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. These segments are managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in Note 1 to the audited financial statements, incorporated herein by reference. The Company evaluates segment profit based on profit or loss from operating activities. Segment profits or losses from operations are pre-tax and do not include unallocated expenses but do include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions. The aforementioned segment information is presented in Note 8 to the audited financial statements incorporated herein by reference.

The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:

                                                                Years ended December 31,
                          -------------------------------    ------------------------------     -------------------------------
                                       2000                              1999                                1998
                          -------------------------------    ------------------------------     -------------------------------
                             Amount            Percent           Amount           Percent           Amount           Percent
                             ------            -------           ------           -------           ------           -------
                           (in thousands)                    (in  thousands)                    (in thousands)
Pacific                      $  19,961            18.2%          $ 21,404            22.3%          $ 25,282            26.6%
Midwest                         21,768            19.8             17,516            18.2             14,068            14.8
South                           16,539            15.1             13,811            14.4             13,683            14.4
Southwest                       15,532            14.1             13,971            14.6             14,907            15.7
Mid-Atlantic                    17,253            15.7             12,496            13.0             11,282            11.9
Mountain/Northwest              10,457             9.5             10,849            11.3              9,831            10.3
New England                      8,281             7.6              5,935             6.2              6,044             6.3
                          --------------     ------------    ---------------    ------------    ---------------    ------------
                             $ 109,791           100.0%          $ 95,983           100.0%          $ 95,097           100.0%
                          ==============     ============    ===============    ============    ===============    ============

Lines of Business

The following table sets forth an analysis of gross earned premium by specific product lines during the periods indicated:

                                                                     Years ended
                                      ---------------------------------------------------------------------------
                                               2000                       1999                         1998
                                      ---------------------------------------------------------------------------
                                        Amount       Percent       Amount      Percent      Amount      Percent
                                      ------------  ----------   ----------- ------------ -----------  ----------
                                                                (dollars in thousands)
     Commercial lines:
     Commercial multi-peril              $ 55,674      54.1%        $43,851     46.7%        $39,113      40.3%
     Liability                             28,043      27.2          24,961     26.6          24,863      25.6
     Property                               5,734       5.6           5,498      5.9           5,398       5.6
     Commercial automobile                  9,522       9.3           5,580      5.9             958       1.0
                                      ------------  -----------   ---------- ------------ -----------  ----------
                                           98,973      96.2          79,890     85.1          70,333      72.5
                                      ------------  -----------   ---------- ------------ -----------  ----------
     Personal lines:
     Auto liability                         3,114       3.0          11,400     12.1          22,125      22.8
     Auto physical damage                     796       0.8           2,614      2.8           4,560       4.7
                                      ------------  -----------   ---------- ------------ -----------  ----------
                                            3,910       3.8          14,014     14.9          26,684       27.5
                                      ------------  -----------   ---------- ------------ -----------  ----------
     Total gross earned premium          $102,883      100.0%       $93,904    100.0%        $97,017      100.0%
                                      ============  ===========   ========== ============ ===========  ==========

o The Company's Commercial General Liability insurance is written on an occurrence policy form (as opposed to a claims-made policy form) and provides limits generally ranging from $25,000 to $3 million, with the majority of such policies having limits between $500,000 and $1 million. The Company's general liability policies provide for defense and related expenses in addition to per occurrence and aggregate policy limits.

o The Company's Commercial Property lines provide limits usually no higher than $4 million, with almost all of the policies being written at limits less than $1 million.

o The Company writes Commercial Multi-Peril policies that provide the same commercial property and general liability coverages bundled together as a "package" for its insureds. The limits on these policies are the same as if written on a monoline basis. Consistent with the current industry trend, the Company has been writing more commercial multi-peril policies than individual property and liability policies during the past several years. The Company expects this trend to continue as the Insurance Services Office
     (ISO) forms make it easier and more efficient to write such multi-peril policies, and because a substantial number of the Company's commercial insureds customarily require both liability and property insurance coverage.

o The Company also offers Commercial Umbrella coverage to enhance its commercial multi-peril writings. The types of risks and insureds targeted are similar to those already written, such as restaurants, bars and taverns, mercantile, artisan contractors and similar classes. Commercial umbrella insurance can be written for limits up to $5 million with significant reinsurance support from General Reinsurance Corporation. For commercial umbrella coverage, Penn-America usually writes the primary million liability limit.

o Commercial Automobile coverage is offered by the Company from 1998 through the first quarter of 2001.The commercial automobile insurance line (cars and light trucks) is written with liability limits up to $1 million. No new policies currently are being issued and all existing policies are being non-renewed in accordance with each state's non-renewal laws. Commercial automobile business represented approximately 10.4% of the total gross premium written by the Company in 2000, compared with 7.3% in

     1999. The Company anticipates that run-off from commercial automobile gross written premium in 2001 will be approximately $ 4.5 million, compared with $11.5 million in 2000.

o Penn-America wrote Non-Standard Personal Automobile policies in seven states. In 1999, the Company announced that it was exiting this line entirely and that it would be in run-off. The business being run-off represented $2.8 million of gross written premiums in 2000. The non-standard automobile written premium anticipated to be written by the Company in 2001 is largely the result of the statutory requirements of states regarding renewals. The Company estimates that approximately $ 0.5 million of personal non-standard automobile written premiums will be written in 2001. Non-standard personal automobile business represented approximately 2.5% of the total gross premium written by the Company in 2000 as compared with 12.0% in 1999.

Pricing

In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on ISO benchmark and forms. ISO makes available to its members advisory, rating, statistical and actuarial services, policy language and related services. ISO and its related organizations currently provide such services, including loss costs and forms, to more than 1,500 property and casualty insurance companies in the U.S. One of the important services that ISO provides is an actuarial-based estimate of the "ideal" loss cost for risks in each of approximately 1,250 risk classifications. These benchmark loss costs reflect an analysis of the loss and loss adjustment expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class. Also, the historical results for a particular class may not be sufficient to provide actuarially meaningful results.

The Company primarily uses ISO statistics as a benchmark for risk selection and pricing. Other carriers may or may not rely as heavily on this information, and several of the larger standard carriers have developed their own actuarial databases. As a general rule, most standard carriers set rates lower than ISO benchmarks. However, the Company, because of its strategy of providing insurance to under-served markets, typically charges 100% or more of prescribed ISO benchmarks. Generally, the Company provides its general agents with pricing flexibility on a per-policy basis, with the objective that in the aggregate, the weighted average premium of all new and renewal commercial policies written by a general agent are at approximately 110% of ISO benchmarks. According to ISO data, most standard carriers typically price at 60-80% of ISO benchmarks.

Claims Management and Administration

Commercial Claims:
The Company's approach to commercial claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof and to provide a high level of service and support to general agents, retail insurance brokers and insureds throughout the claims process. The Company's commercial general agents have no authority to settle commercial claims or otherwise exercise control over the claims process. All commercial lines claims are supervised and processed centrally by the Company's claims management staff. Senior claims management reviews all claims over $25,000.

Discontinued Personal Automobile Claims:
All claims for the personal automobile business are handled by the Company's internal claims unit. Prior to February 1, 2000, if an automobile claim was in the States of California and Washington, they were handled by outside third-party claims management companies.

Reserves

The Company is directly liable for losses and loss adjustment expenses under the terms of the insurance policies that it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves for both reported and unreported claims, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses.

When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure and policy provisions relating to the claim. Loss adjustment expenses are determined via a formula method that estimates loss adjustment expenses as a percentage of expected indemnity losses based on historical patterns adjusted to current experience.

In addition, management establishes reserves on an aggregate basis to provide for Incurred But Not Reported Losses and Loss Adjustment Expenses ("IBNR"). The Company's independent actuarial consultant annually reviews the provision for IBNR and the reserves taken as a whole. The Company does not discount its loss reserves. The estimates of reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, the Company reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to existing reserves. Adjustments are reflected in results of operations in the period in which they are made and may deviate substantially from prior estimates.

The following table represents the development of unpaid loss and loss adjustment expense reserves during the ten years ended December 31, 2000. The top of the table reflects the ten-year development of the Company's reserves net of reinsurance. The bottom of the table reconciles 1992 through 2000 ending reserves to the gross reserves in the Company's consolidated financial statements. Prior to 1992, the Company developed its reserves on a net of reinsurance basis and restatement for those prior years is not presented. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available about the frequency and severity of claims. The cumulative redundancy or deficiency represents the aggregate change in the reserve estimates over all prior years.

                                    1990     1991     1992     1993     1994     1995     1996    1997     1998      1999     2000
                                  -------  -------- -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for unpaid losses
 and loss adjustment              $25,352  $25,681  $26,110  $26,830  $35,307  $46,512  $55,656  $68,863  $72,435  $75,633  $91,221
Expenses, as stated (In thousands)

a. Net cumulative paid as of
   1 year later                    $6,929   $6,605   $7,381   $6,852  $12,383  $17,208  $23,660  $30,236  $36,449  $34,626
   2 years later                   11,610   10,988   11,127   13,127   20,617   29,612   38,819   51,141   55,718
   3 years later                   14,667   13,325   15,546   18,656   27,266   38,091   50,982   63,470
   4 years later                   16,341   16,417   19,253   22,254   32,119   44,016   57,613
   5 years later                   18,363   19,283   21,503   24,303   34,883   48,236
   6 years later                   20,214   20,872   22,796   25,642   37,687
   7 years later                   21,470   21,881   23,714   27,121
   8 years later                   22,084   22,452   24,959
   9 years later                   22,432   23,303
   10 years later                  22,929

b. Reserves re-estimated as of end of year
   1 year later                   $23,468  $23,228  $24,478  $23,897  $33,601  $45,708  $55,997  $68,946  $80,855  $84,797
   2 years later                   22,658   22,383   21,945   23,489   34,281   47,225   57,913   76,217   86,351
   3 years later                   22,252   20,471   22,032   24,558   36,453   47,378   63,575   79,881
   4 years later                   21,465   20,819   22,767   26,335   36,359   50,704   67,310
   5 years later                   21,469   21,726   23,935   26,380   38,768   54,245
   6 years later                   21,990   22,550   24,143   27,532   41,425
   7 years later                   22,609   22,761   24,776   29,050
   8 years later                   22,609   23,117   26,485
   9 years later                   23,004   24,280
   10 years later                  23,515

Net cumulative redundancy
 (deficiency)                      $1,837   $1,401    ($375) ($2,220) ($6,118) ($7,733)($11,654)($11,018)($13,915) ($9,164)

Gross liability for unpaid
 losses and loss adjustment
 expenses, as stated                                $31,703  $33,314  $44,796  $60,139  $70,728  $84,566  $88,937  $93,719 $115,314
Reinsurance recoverable                               5,593    6,484    9,489   13,627   15,072   15,703   16,502   18,086   24,093
Net liability for unpaid
 losses and loss adjustment
 expenses, as stated                                 26,110   26,830   35,307   46,512   55,656   68,863   72,435   75,633   91,221
Gross liability re-estimated
 - 1 year later                                      30,609   32,796   48,173   63,884   71,644   85,640   98,395  101,597
Reinsurance recoverable
 re-estimated                                         6,131    8,899   14,572   18,176   15,647   16,694   17,540   16,800
Net liability re-estimated
 - 1 year later                                      24,478   23,897   33,601   45,708   55,997   68,946   80,855   84,797
                                ----------------------------------------------------------------------------------------------------
Gross liability re-estimated
 - 2 years later                                     30,390   36,243   53,009   66,405   74,312   92,832  104,664
Reinsurance recoverable
 re-estimated                                         8,445   12,754   18,728   19,180   16,399   16,615   18,313
Net liability re-estimated
 - 2 years later                                     21,945   23,489   34,281   47,225   57,913   76,217   86,351
                                ----------------------------------------------------------------------------------------------------
Gross liability re-estimated
 - 3 years later                                     33,992   41,600   56,042   66,891   80,574   97,786
Reinsurance recoverable
 re-estimated                                        11,960   17,042   19,589   19,513   16,999   17,905
Net liability re-estimated
 - 3 years later                                     22,032   24,558   36,453   47,378   63,575   79,881
                                ----------------------------------------------------------------------------------------------------
Gross liability re-estimated
 - 4 years later                                     38,165   43,824   56,167   68,927   84,831
Reinsurance recoverable
 re-estimated                                        15,398   17,489   19,808   18,223   17,521
Net liability re-estimated
 - 4 years later                                     22,767   26,335   36,359   50,704   67,310
                                ----------------------------------------------------------------------------------------------------
Gross liability re-estimate
 - 5 years later                                     39,956   44,466   58,272   73,042
Reinsurance recoverable
 re-estimated                                        16,021   18,086   19,504   18,797
Net liability re-estimated
 - 5 years later                                     23,935   26,380   38,768   54,245
                                ----------------------------------------------------------------------------------------------------
Gross Liability re-estimate
 - 6 years later                                     40,670   45,595   61,814
Reinsurance recoverable
 re-estimated                                        16,527   18,063   20,389
Net liability re-estimated
 - 6 years later                                     24,143   27,532   41,425
                                ----------------------------------------------------------------------------------------------------
Gross liability re-estimated
 - 7 years later                                     41,679   47,955
Reinsurance recoverable
 re-estimated                                        16,903   18,905
Net liability re-estimated
 - 7 years later                                     24,776   29,050
                                ----------------------------------------------------------------------------------------------------
Gross liability re-estimated
 - 8 years later                                     43,958
Reinsurance recoverable
 re-estimated                                        17,473
Net liability re-estimated
 - 8 years later                                     26,485
                                ----------------------------------------------------------------------------------------------------
Gross cumulative deficiency                        ($12,255)($14,641)($17,018)($12,902)($14,103)($13,220)($15,727) ($7,878)

a. Net cumulative paid as of equals the amounts of paid losses and loss adjustment expenses subsequent to the year in which the original reserves were established.
b. Reserves re-estimated as of equals the amounts of unpaid losses and loss adjustment expenses which the company would have originally established based on experience as of the end of each year. Succeeding year. These Amounts were calculated as the sum of the cumulative paid amounts described in (a.) above plus the amounts of unpaid losses and loss adjustment expenses reevaluated at the end of each succeeding year-end.

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

                                                      Years ended December 31,
                                               ---------------------------------------
                                                  2000          1999         1998
                                               ------------  -----------  ------------
The Company:
SAP Basis
Loss and loss adjustment expense ratio              82.4          73.8         62.3
Expense ratio                                       33.2          34.9         35.0
                                               ------------  -----------  ------------
Combined ratio                                     115.6         108.7         97.3
                                               ============  ===========  ============


                                                      Years ended December 31,
                                               ---------------------------------------
                                                2000 (1)      1999 (2)     1998 (2)
                                               ------------  -----------  ------------
Property and casualty insurance industry:
SAP Basis
Loss and loss adjustment expense ratio              80.5          78.8         76.4
Expense ratio                                       27.3          27.9         27.7
Dividend ratio                                       1.1           1.4          1.9
                                               ------------  -----------  ------------
Combined ratio                                     108.9         108.1        106.0
                                               ============  ===========  ============

(1) Source: Industry Estimate for 2000, Best's Viewpoint, P/C Supplement, December 11, 2000 edition
(2) Source: Best's Aggregates & Averages, Property/Casualty United States 2000 Edition

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

In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company's policy is to use only reinsurers that have an A.M. Best rating of "A (Excellent)" or better and that have at least $250 million in policyholders' surplus.

The Company's current treaty reinsurance is with Gen Re, which is rated "A++ (Superior)" by A.M. Best. Since January 1995, the Company has maintained net retention limits of $500,000 (including indemnity and/or loss adjustment expense) for casualty insurance, except during the first six month period of 1999, where the

Company raised its casualty net retention to $1 million. As of July 1, 1999, the casualty retention was returned to its previous retention limit of $500,000. Net retention limits for property insurance were $300,000 per risk for 2000, 1999 and 1998. The combined Company retention for any one loss resulting from a common occurrence involving both the property and casualty coverage on a single risk is $500,000. The Company also maintains casualty contingent excess coverage with General Re, which covers exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits (such as bad faith and errors and omissions) and liability actions brought by two or more of the Company's insureds against each other resulting from the same occurrence.

Effective December 1, 1997, reinsurance was added for both commercial automobile and commercial umbrella risks through General Re. The Company maintained commercial automobile net retention of $100,000 per occurrence for 1999 and 1998, and $250,000 per occurrence for 2000. The Company maintained commercial umbrella net retention of 10% of the first $1,000,000 for 2000, 1999 and 1998. Commercial automobile limits are generally written up to $1,000,000. Umbrella policy limits are up to $5,000,000.

For 1999 and 1998, the Company entered into a property catastrophic reinsurance program with a group of reinsurers including General Re, Lloyds and other "A" rated or better reinsurers. Under the terms of the agreement, the Company retains the first $2 million of losses and the group reinsures 95.0% of the next $23 million, with the Company retaining 5.0% of each layer (i.e., 1st layer, $3 million, 2nd layer, $5 million, 3rd layer, $15 million) within the $23 million.

The 2000 and 2001 catastrophe reinsurance program includes American Agricultural Insurance Company, CNA Reinsurance Company, Everest Insurance Company, Gerling Global Reinsurance Corporation, Lloyd's, Zurich Insurance Company and Zurich Reinsurance North America. Under the terms of the agreement, the Company retains 100% of the first $1 million of losses and the group reinsures 97.5% of losses up to $5 million in excess of the first $1 million. Losses in excess $5 million up to $25 million are reinsured 100%.

The Company may write individual risks with limits greater than the treaty limits on a per-policy basis by using facultative reinsurance. The facultative reinsurers must also meet Penn-America's reinsurer guidelines.

Information regarding the amount of premiums written and ceded under reinsurance treaties is included in Note 5 to the audited financial statements incorporated herein by reference.

Investments

The Company's investment policy seeks to maximize investment income consistent with the overriding objective of maintaining liquidity and minimizing risk. Approximately 98% of the Company's fixed income securities as of December 31, 2000 were rated "A" or better by Standard & Poor's or an equivalent rating by Moody's. As of December 31, 2000, the Company's fixed maturity investments had an effective average duration of approximately 3.6 years. Publicly traded equity securities, the majority of which consisted of preferred stocks, represented 14.6% of the Company's investment portfolio as of December 31, 2000.

As of December 31, 2000, the Company's investment portfolio contained $45.8 million of mortgage- and asset-backed securities at their carrying value. All of these securities are at least "AA"-rated and 80% are "AAA"-rated securities issued by government and government-related agencies, are publicly traded, and have market values obtained from an external pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Although the Company is permitted to invest in other derivative financial instruments, real estate mortgages and real estate, the Company does not participate in these markets and does not have any such investments in its investment portfolio.

The Company's investment portfolio is under the direction of the Board of Directors of Penn-America acting through its Investment Committee (consisting of selected members of the Company's Board). The Investment Committee establishes and monitors the Company's investment policies, which are intended to maximize after-tax income while maintaining a high level of quality and liquidity in its portfolio for insurance operations. All investment transactions are approved by the Chairman of the Investment Committee.

The Investment Committee retained New England Asset Management ("NEAM"), a subsidiary of Gen Re, to manage its fixed income portfolio in accordance with the investment strategy adopted by the Investment Committee.

The following table shows the classifications of the Company's investments at December 31, 2000:

                                                                             Amount
                                                                            reflected
                                                             Fair          on balance        Percent of
                                                            value             sheet            total
                                                         -------------   ----------------    -------------
                                                                         (In thousands)
Fixed maturities:
    Available for sale:
      U.S. Treasury securities and obligations of
         U.S. government agencies                        $   4,122          $   4,122               2.5%
      Corporate securities                                  52,365             52,365              31.3
      Mortgage-backed securities                            23,944             23,944              14.3
      Other structured securities                           21,872             21,872              13.1
      Municipal                                             16,419             16,419               9.8
      Public Utilities                                       6,755              6,755               4.0
                                                         -------------   ----------------    -------------
         Total                                             125,477            125,477              75.0
                                                         -------------   ----------------    -------------
    Held to maturity:
      U.S. Treasury securities and obligations of
         U.S. government agencies                           13,908             13,760               8.2
      Corporate securities                                   2,374              2,378               1.4
      Municipal                                                150                150               0.1
      Public utilities                                       1,009                994               0.6
                                                         -------------   ----------------    -------------
         Total                                              17,441             17,282              10.3

                                                         -------------   ----------------    -------------
         Total fixed maturity securities                   142,918            142,759              85.3
                                                         -------------   ----------------    -------------
Equity securities:
      Common stock                                           6,443              6,443               3.9
      Preferred stock                                       18,048             18,048              10.8
                                                         -------------   ----------------    -------------
           Total equity investments                         24,491             24,491              14.7
                                                         -------------   ----------------    -------------
      Total investments                                   $167,409           $167,250             100.0%
                                                         =============   ================    =============


The chart presented on Page 18 of the Company's Annual Report, incorporated herein by reference, sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 2000.

Footnote 5 to the audited financial statements, incorporated herein by reference, sets forth the net investment income results of the Company for 2000, 1999 and 1998.

Competition

The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region and offering in some cases only a single product. The Company competes with a significant number of these insurers in attracting quality general agents and in selling insurance products. Many of the Company's existing or potential competitors are larger excess and surplus lines and specialty admitted insurers which have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. The Company also competes with other forms of insurance (such as risk retention groups) and alternative self-insurance mechanisms. The Company believes that in order to be successful in its market, it must be aware of pricing cycles, must be able to minimize the impact of such cycles through tight expense control and superior customer service and must continually identify profitable opportunities. Other competitive factors include ratings by A.M. Best, pricing and admitted versus excess and surplus lines status in a given state.

The Company believes that its distribution strategy which is based on building and maintaining strong relationships with a small number of high quality general agents that are enabled with the latest technological innovation provides a competitive advantage in the markets it targets. The "Marketing and Distribution" section included herein more fully describes the elements of the strategies which the Company believes provide this competitive advantage.

Regulation

General. The Company is subject to regulation under the insurance statutes and regulations, including insurance holding company statutes, of the various states in which it does business. These statutes are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders, and they relate to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. All insurance companies must file annual statements with certain state regulatory agencies and are subject to regular and special financial examinations by those agencies. The last regulatory financial examination of Penn-America was completed by the Pennsylvania Insurance Department in 1999, covering the five-year period ended December 31, 1998, and for Penn-Star, covering a two year period ended December 31, 1998, since its initial licensing in 1997.

Penn-America and Penn-Star currently have a pooled rating from A.M. Best of "A-" (Excellent), which was lowered from "A" (Excellent) by Best in December 2000. The Company does not believe that this lower rating will affect its ability to market its products in its target markets. The Company's rating is based upon factors of concern to policyholders, including financial condition and solvency and is not directed to the protection of investors.

As of December 31, 2000 , Penn-America and Penn-Star combined are licensed as an admitted insurer in 43 states and are approved non-admitted (excess and surplus lines) insurers in 45 states and the District of Columbia. All insurance is written through licensed agents and brokers. In states in which the Company operates on a non-admitted basis, general agents and their retail insurance brokers generally are required to certify that a certain number of licensed admitted insurers will not write a particular risk prior to placing that risk with the Company.

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

Dividend Restrictions. PAGI is a holding company, the principal asset of which is the common stock of Penn-America. The principal source of cash for the payment of dividends to PAGI's stockholders, PAGI operating expenses and repurchase of PAGI stock is dividends from Penn-America and Penn-Star. Penn-America's principal sources of funds are operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America and Penn-Star principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PAGI.

Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using this criteria, the available ordinary dividend for 2001 is $5.5 million. No ordinary dividends were paid to PAGI in 2000. Rather, Penn-America paid a $6.4 million return of capital to PAGI in 2000, after receiving approval from the Pennsylvania Insurance Department, which PAGI used to repurchase stock and pay dividends and PAGI operating expenses.

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

EMPLOYEES

The Company has approximately 110 employees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

Item 2. PROPERTIES

The Company leases approximately 23,000 square feet in an office building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and certain of its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement renewed June 30, 2000 that expires on June 30, 2005, and provides for an annual rental payment of approximately $357,247. This amount is considered by the Company to be at fair market value.

ITEM 3. LEGAL PROCEEDINGS

The Company's insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty insurance business. Neither the Company nor its subsidiaries is involved in any pending or threatened legal or administrative proceedings that management believes might have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during 2000 to a vote of holders of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

The "Market for Common Stock and Related Security Holder Matters" section on pages 41 of the Company's Annual Report to stockholders for the year ended December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The "Selected Consolidated Financial Data" section on page 12 of the Company's Annual Report to stockholders for the year ended December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section on pages 13 to 20 of the Company's Annual Report to stockholders for the year ended December 31, 2000, which is included as Exhibit
(13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements on pages 21 to 40 of the Company's Annual Report to stockholders for the year ended December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Director's information will be in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

Executive Officers of the Registrant as of March 20, 2001 are as follows:

Irvin Saltzman          78     Chairman of the Board of  Directors  of PAGI and
                               Penn-America

Jon S. Saltzman         43     President  and Chief  Executive  Officer of PAGI
                               and Penn-America, and Director

Joseph F. Morris        46     Senior  Vice   President  and  Chief   Financial
                               Officer of PAGI and Penn-America

Garland P. Pezzuolo     36     Secretary  and  General   Counsel  of  PAGI  and
                               Penn-America

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

a.) The following consolidated financial statements, financial statement schedules and exhibits are filed as part of this report:

1. Consolidated Financial Statements
                                                                       Page*
                                                                  --------------

    Consolidated Balance Sheets at December 31, 2000 and 1999           22
    Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999, and 1998                               23
    Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 2000, 1999 and 1998                          24
    Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999, and 1998                               25
    Notes to Consolidated Financial Statements                         26-40
    Independent Auditors' Report                                        21

The following consolidated financial statement schedules for the years 2000, 1999 and 1998 are submitted herewith:

2. Financial Statement Schedules.
                                                                       Page
                                                                  --------------

    Schedule I.   Summary of Investments - Other Than Investments
                   in Related Parties                                   26
    Schedule II.  Condensed Financial Information of Parent Company    27-29
    Schedule III. Supplementary Insurance Information                   30
    Schedule IV.  Reinsurance                                           31
    Schedule VI.  Supplemental Insurance Information Concerning
                   Property and Casualty Operations                     32

    Independent Auditors' Consents and Reports on Schedules
         (filed as Exhibit 23)
    Independent Auditors' Report for the years 2000 and 1999
    Prior Independent Auditors' Report for 1998

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibit Index:                                                      19-25


--------
* Refers to the respective page of Penn-America Group's 2000 Annual
Report to Stockholders attached as Exhibit (13). The Consolidated Financial Statements and Independent Auditors' Report on pages 22 to 40 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

                                  Exhibit Index


Exhibit No.    Description
-----------    -----------
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

10.2(b) Notice of Termination of Carnegie Agreement, dated April 30, 1999, , filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

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

Exhibit No.    Description
-----------    -----------
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

10.7(i) Amendment effective January 1, 1995 to August 20, 1993. Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

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

10.7(iv) Amendment dated January 1, 1999 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission. Exhibit No. Description

10.7(v) Amendment dated January 1, 2000 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission..

10.7(vi) Amendment dated July 1, 2000 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

Exhibit No.    Description
-----------    -----------
10.9           Restated Investment Advisory Agreement effective July 1, 1990 between Penn America and Carl Domino Associates, L.P., incorporated by reference to Exhibit 10.9 to the Registrant's
               Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

10.9(i) Amended Investment Advisory Agreement effective September 1, 1997 between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P., filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the Securities and Exchange Commission.

10.9(ii) Agreement dated April 15, 1997 between and among General Re, New England Asset Management, Inc., Penn-America, and its subsidiary, Penn-Star filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the Securities and Exchange Commission.

10.9(iii)      Investment Advisory Agreement effective February 19, 1999 between
               Penn-America Insurance Company and Madison Monroe, Inc., filed with Registrant's Report on Form 10-K for the period ended
               December 31, 1999, which has been filed with the Securities and Exchange Commission.

10.9(iv) Notice of Termination effective July 1, 2000 of Investment Advisory Agreement dated September 1, 1997 between and among Penn-America Insurance Company, its subsidiary, Penn-Star Insurance Company and Carl Domino Associates, L.P.

10.9(v) Amendment dated November 7, 2000 to Agreement dated April 15, 1997 between and among General Re, New England Asset Management, Inc., Penn-America Insurance Company, and its subsidiary, Penn-Star.

10.9(vi) Amendment dated August 2, 2000 to Investment Management Agreement dated February 25, 1999 between Penn-America Insurance Company and Madison Monroe, Inc.

10.9(vii)      Notice of Termination dated November 2, 2000 of Investment
               Management Agreement dated February 25, 1999 between Penn-America
               Insurance Company and Madison Monroe, Inc.

Exhibit No.    Description
-----------    -----------
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

10.10(ii)      Employee Bonus Plan, January 1, 2000, filed with Registrant's
               Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

10.11 Lease effective June 30, 1995 between Registrant and Irvin Saltzman, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

10.11(i) Lease effective July 1, 2000 between Penn-America Insurance Company and Irvin Saltzman.

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

Exhibit No.    Description
-----------    -----------
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

10.16(i)       2001 Key Employee Incentive Compensation Plan.

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

10.17(ii)      Amended General Agency Profit Sharing Addendum to Agency Award &
               Profit Sharing Plan, filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

11 Statement re: computation of per share earnings, incorporated by reference from Note 2 to the Consolidated Financial Statements, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

Exhibit No.    Description
-----------    -----------
13             2000 Annual Report to Shareholders, incorporated by reference under Item 8.

21 As of December 31, 2000, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

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

28.3 First Amendment to Credit Agreement, dated May 12, 1999, among registrant, certain lenders and First Union National Bank, dated September 28, 1998, filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

28.4 Second Amendment to Credit Agreement, dated August 26, 1999, among registrant, certain lenders and First Union National Bank, dated September 28, 1998, filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

28.5 Third Amendment to Credit Agreement, dated March 15, 2000, among registrant certain lenders and First Union National Bank, dated September 28, 1998, filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

28.6 Notice of Termination of Credit Agreement, dated July 31, 2000, among Registrant, Certain Lenders and First Union National Bank, parties to the Credit Agreement dated September 28, 1998.


30.0 Reinsurance Pooling Agreement between Penn-America Insurance Company and Penn- Star Insurance Company dated July 1, 1998, filed with the Securities and Exchange Commission.

31.0 Promissory Note and Security Agreement dated January 17, 2000 between Penn-America Insurance Company and Jon S. Saltzman.

Exhibit No.    Description
-----------    -----------
31.0(i)        Amendment dated May 17, 2000 to Promissory Note and Security
               Agreement dated January 17, 2000 between Penn-America Insurance
               Company and Jon S. Saltzman

31.0(ii) Promissory Note and Security Agreement dated February 16, 2000, between Penn-America Insurance Company and J. Ransley Lennon.

31.0(iii)      Amendment dated May 17, 2000 to Promissory Note and Security
               Agreement dated February 16, 2000 between Penn-America Insurance
               Company and J. Ransley Lennon.

31.0(iv) Promissory Note and Security Agreement dated March 10, 2000 between Penn-America Insurance Company and Jon S. Saltzman.

(b)

   (1) Form 8-K dated November 14, 2000 re: Quarterly Statements of Penn-America Insurance Company and Penn-Star Insurance Company.


                                                      PENN-AMERICA GROUP, INC.
                           Schedule I - Summary of Investments - Other than Investments in Related Parties
                                                           (in thousands)

                                                                                    December 31, 2000
                                                                -------------------------------------------------------------------
                                                                    Amortized                                   Amount shown on
                                                                      Cost                 Fair Value            Balance Sheet
                                                                ------------------      -----------------     ---------------------
Fixed maturities:

Available for sale
      U.S. treasury securities and obligations of
        U.S. government agencies                                         $  4,015               $  4,122               $  4,122
      Corporate securities                                                 52,084                 52,365                 52,365
      Mortgage-backed securities                                           23,321                 23,944                 23,944
      Other structured securities                                          21,381                 21,872                 21,872
      Municipal                                                            15,882                 16,419                 16,419
      Public Utilities                                                      7,190                  6,755                  6,755
                                                                ------------------      -----------------      -----------------
      Total available for sale                                            123,873                125,477                125,477
                                                                ------------------      -----------------      -----------------

Held to maturity
      U.S. treasury securities and obligations of
        U.S. government agencies                                           13,760                 13,908                 13,760
      Corporate securities                                                  2,378                  2,374                  2,378
      Municipal                                                               150                    150                    150
      Public Utilities                                                        994                  1,009                    994
                                                                ------------------      -----------------      -----------------
      Total held to maturity                                               17,282                 17,441                 17,282
                                                                ------------------      -----------------      -----------------
     Total fixed maturities                                               141,155                142,918                142,759
                                                                ------------------      -----------------      -----------------

Equity securities:
      Common stock                                                         20,014                 18,048                 18,048
      Preferred stock                                                       7,310                  6,444                  6,443
                                                                ------------------      -----------------      -----------------

      Total equity investments                                             27,324                 24,491                 24,491
                                                                ------------------      -----------------      -----------------
      Total investments                                                  $168,479               $167,409               $167,250
                                                                ==================      =================      =================

                                                PENN-AMERICA GROUP, INC.
                             Schedule II--Condensed Financial Information of Parent Company
                                                Condensed Balance Sheets
                                            (in thousands except share data)



                                                                                              December 31,
                                                                               ----------------------------------------
                                                                                       2000                 1999
                                                                               -------------------  -------------------
ASSETS
     Cash                                                                       $           972      $            55
     Short-term investments                                                                   -                  449
     Investment in subsidiary, equity method                                             73,441               79,680
     Other assets                                                                           357                  499
                                                                               -------------------  -------------------
           Total assets                                                         $        74,770      $        80,683
                                                                               ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                                      $           173      $            65
                                                                               -------------------  -------------------

            Total liabilities                                                               173                   65
                                                                               -------------------  -------------------

Stockholders' equity:
     Preferred stock, $ .01 par value; authorized 2,000,000 shares;
         none issued
     Common stock, $.01 par value; authorized 20,000,000 in 2000 and 1999;
         issued 2000, 10,076,025 and 1999, 9,990,436 shares; outstanding
         2000, 7,576,025 and 1999, 8,062,861                                                101                  100
     Additional paid-in capital                                                          70,164               69,591
     Accumulated other comprehensive loss, net                                             (811)              (4,324)
     Treasury stock, 2000, 2,500,000 and 1999, 1,927,575, shares at cost                (24,161)             (19,474)
     Retained earnings                                                                   29,583               35,050
     Unearned compensation from restricted stock awards                                    (279)                (325)
                                                                               -------------------  -------------------
         Total stockholders' equity                                                      74,597               80,618
                                                                               -------------------  -------------------
         Total liabilities and stockholders' equity                             $        74,770      $        80,683
                                                                               ===================  ===================



                                          PENN-AMERICA GROUP, INC.
                       Schedule II--Condensed Financial Information of Parent Company
                                     Condensed Statements of Operations
                                    (in thousands except per share data)


                                                                           Years ended December 31,
                                                                    ------------------------------------
                                                                    2000           1999            1998
                                                                   -------        -------        -------

Other income                                                           $27            $56            $65
Operating expenses                                                    (791)        (1,306)        (1,532)
                                                                   -------        -------        -------
Income before income tax and undistributed net income (loss)
of subsidiary                                                         (764)        (1,250)        (1,467)
Income tax benefit                                                     260            425            499
                                                                   -------        -------        -------
Income before equity in undistributed
     net income of subsidiary                                         (504)          (825)          (968)
Equity in undistributed net income (loss)
     of subsidiary                                                  (3,352)         2,863          9,849
                                                                   -------        -------        -------

Net income (loss)                                                  ($3,856)        $2,038         $8,881
                                                                   =======        =======        =======

Net income (loss)  per share
    Basic                                                           ($0.50)         $0.24          $0.91
                                                                   =======        =======        =======

    Diluted                                                         ($0.50)         $0.24          $0.90
                                                                   =======        =======        =======



                                               PENN-AMERICA GROUP, INC.
                           Schedule II - Condensed Financial Information of Parent Company
                                          Condensed Statements of Cash Flows
                                                    (in thousands)


                                                                                      Years ended
                                                                                      December 31,
                                                                     -----------------------------------------------
                                                                         2000            1999             1998
                                                                         ----            ----             ----
Cash flows from operating activities:
     Net income (loss)                                                ($  3,856)        $  2,038       $  8,881
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
     Dividends received from subsidiaries                                 6,400           14,500          7,950
     Equity in undistributed net (income) loss of subsidiary              3,352           (2,863)        (9,849)
     Amortization                                                           246              256            309
     Increase (decrease) in :
         Accounts payable and accrued expenses                              108               65           (196)
         Other, net                                                          16              328           (519)
                                                                     --------------   ------------   ---------------
            Net cash provided by operating activities                     6,266           14,324          6,576
                                                                     --------------   ------------   ---------------

Cash flows from investing activities:
     Change in short-term investments                                       449              548           (997)
                                                                     --------------   ------------   ---------------
             Net cash provided (used) by investing activities               449              548           (997)
                                                                     --------------   ------------   ---------------

Cash flows from financing activities:
     Issuance of common stock (net of expenses)                             500              465            815
     Purchase of treasury stock                                          (4,687)         (13,831)        (5,643)
     Dividends paid                                                      (1,611)          (1,767)        (1,951)
                                                                     --------------   ------------   ---------------
            Net cash used by financing activities                        (5,798)         (15,133)        (6,779)
                                                                     --------------   ------------   ---------------

Increase (decrease) in cash                                                 917         (    261)        (1,200)

Cash, beginning of period                                                    55              316          1,516
                                                                     --------------   ------------   ---------------
Cash, end of period                                                  $      972        $      55       $    316
                                                                     ==============   ============   ===============


                                          PENN-AMERICA GROUP, INC.
                             Schedule III - Supplementary Insurance Information
                                Years Ended December 31, 2000, 1999 and 1998
                                               (in thousands)

                                         Liability
                                        for Unpaid
                       Deferred         Losses and
                        Policy             Loss                                                  Net
                     Acquisition        Adjustment          Unearned          Earned          Investment
                        Costs            Expenses           Premiums         Premiums           Income
                        -----            --------           --------         --------           ------
2000
Commercial               $  10,310         $ 109,377         $  43,218         $ 87,556          $  5,152
Personal                         7             5,937                21            3,893               479
Unallocated                      -                 -                 -                -             3,492
                    ---------------    --------------     -------------    -------------     -------------
     Total               $  10,317         $ 115,314         $  43,239         $ 91,449          $  9,123
                    ---------------    --------------     -------------    -------------     -------------

1999
Commercial                $  8,914         $  82,192         $  35,188        $  71,731          $  4,347
Personal                       392            11,527             1,144           13,946               735
Unallocated                      -                 -                 -                -             4,455
                    ---------------    --------------     -------------    -------------     -------------
     Total                $  9,306         $  93,719         $  36,332        $  85,677          $  9,537
                    ---------------    --------------     -------------    -------------     -------------

1998
Commercial                $  7,553         $  69,845         $  30,625        $  62,949          $  4,119
Personal                     1,175            19,092             3,628           26,544               943
Unallocated                      -                 -                 -                -             5,701
                    ---------------    --------------     -------------    -------------     -------------
     Total                $  8,728         $  88,937         $  34,253        $  89,493          $ 10,763
                    ---------------    --------------     -------------    -------------     -------------





                                            Amortization
                                                 of
                           Losses             Deferred
                          and Loss             Policy              Other               Net
                         Adjustment         Acquisition         Underwriting         Premiums
                          Expenses             Costs              Expenses           Written
                          --------             -----              --------           -------

2000
Commercial                   $  72,893          $  23,857            $  1,757          $ 94,481
Personal                         2,485              1,362               1,362             2,769
Unallocated                          -                  -               5,045                 -
                       ----------------    ---------------     ---------------     -------------
     Total                   $  75,378          $  25,219            $  6,802          $ 97,250
                       ----------------    ---------------     ---------------     -------------

1999
Commercial                   $  49,744          $  20,269            $  1,596         $  75,574
Personal                        13,443              4,533                   -            11,462
Unallocated                          -                  -               4,443                 -
                       ----------------    ---------------     ---------------     -------------
     Total                   $  63,187          $  24,802            $  6,039         $  87,036
                       ----------------    ---------------     ---------------     -------------

1998
Commercial                   $  37,121          $  17,112            $  1,575         $  64,283
Personal                        18,612              8,340                 207            23,546
Unallocated                          -                  -               4,607                 -
                       ----------------    ---------------     ---------------     -------------
     Total                   $  55,733          $  25,452            $  6,389         $  87,829
                       ----------------    ---------------     ---------------     -------------



                                          PENN-AMERICA GROUP, INC.
                                          Schedule IV - Reinsurance
                                Years Ended December 31, 2000, 1999 and 1998
                                               (in thousands)


                                             Ceded to         Assumed      Net Premium       Percentage
Property and Liability                         Other        from Other       Written         of Assumed
Insurance Premiums           Direct          Companies       Companies                         to Net
                         ---------------   --------------   ------------   -------------   ---------------
         2000                $108,622          $12,540         $ 1,169       $ 97,250                1.2%
                         ===============   ==============   ============   =============   ===============


         1999               $  94,967         $  8,947         $ 1,016       $ 87,036                1.2%
                         ===============   ==============   ============   =============   ===============


         1998               $  94,831         $  7,268        $    266       $ 87,829                0.3%
                         ===============   ==============   ============   =============   ===============


                                                    PENN-AMERICA GROUP, INC.
                                   Schedule VI- Supplemental Insurance Information Concerning
                                                Property and Casualty Operations
                                          Years Ended December 31, 2000, 1999 and 1998
                                                         (in thousands)

                                       Liability                                 Loss and Loss
                                       for Unpaid        Discount             Adjustment Expenses
                                       Losses and         If Any,             (Benefits) Incurred             Paid Losses
                                          Loss           Deducted                 Related to                    and Loss
                                       Adjustment          From            Current          Prior              Adjustment
                                        Expenses         Reserves            Year            Year               Expenses
                                     ---------------   --------------    ------------    --------------    -------------------

Years Ended
        December 31, 2000               $115,314              0             $66,214           $9,164               $59,790
        December 31, 1999                 93,719              0              54,768            8,419                59,989
        December 31, 1998                 88,937              0              55,647               86                52,161

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Penn-America Group, Inc.


We have audited the accompanying consolidated balance sheets of Penn-America Group, Inc. (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operation, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn-America Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                 /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
January 19, 2001

                          Independent Auditors' Report


The Board of Directors and Stockholders
Penn-America Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Penn-America Group, Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Penn-America Group, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP


January 22, 1999
Philadelphia, Pennsylvania

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Penn-America Group, Inc.

 Date:  March 28, 2001                By: /s/ Jon S. Saltzman
                                          --------------------------------------
                                          Jon S. Saltzman,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman          Chairman of the Board of Directors                       March 28, 2001
------------------------    and Director
Irvin Saltzman

/s/ Jon S. Saltzman         President, Chief Executive Officer and                   March 28, 2001
------------------------    Director (Principal Executive Officer)
Jon S. Saltzman

/s/ Robert A. Lear          Director                                                 March 28, 2001
------------------------
Robert A. Lear

/s/ Joseph F. Morris        Senior Vice President and Chief Financial Officer        March 28, 2001
------------------------
Joseph F. Morris

/s/ Garland P. Pezzuolo     Secretary and General Counsel                            March 28, 2001
------------------------
Garland P. Pezzuolo

/s/ Paul Simon              Director                                                 March 28, 2001
------------------------
Paul Simon

/s/ Charles Ellman          Director                                                 March 28, 2001
------------------------
Charles Ellman

/s/ M. Moshe Porat          Director                                                 March 28, 2001
------------------------
M. Moshe Porat

/s/ Jami Saltzman-Levy      Director                                                 March 28, 2001
------------------------
Jami Saltzman-Levy
