Form 10-Q
period 2001-03-31
PENN AMERICA GROUP INC
filed 2001-05-11
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2001
                                  ----------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------       ------------------

Commission file number                   0-22316
                                   --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                 23-2731409
-------------------------------            -----------------------------------
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

At May 11, 2001, 7,592,525 shares of the registrant's common stock, $.01 par value, were outstanding.

                    Penn-America Group, Inc. and Subsidiaries
                                      Index

                                                                                        Page Number

Part I - Financial Information
         Consolidated Balance Sheets - March 31, 2001 (unaudited) and
                December 31, 2000                                                            3

         Consolidated Unaudited Statements of Operations - For the three
                 months ended March 31, 2001 and 2000                                        4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the three months ended March 31, 2001                                    5

         Consolidated Unaudited Statements of Cash Flows -
                For the three months ended March 31, 2001 and 2000                           6

         Notes to Unaudited Consolidated Financial Statements                                7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                   11

Part II - Other Information                                                                 14


                                          PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                            (In thousands, except per share data)
                                                                                           March 31,           December 31,
                                                                                              2001                 2000
                                                                                        ----------------     -----------------
ASSETS                                                                                    (Unaudited)
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2001, $127,309; 2000,             $  130,698           $  125,477
       $123,873)
       Held to maturity, at amortized cost (fair value 2001, $17,619; 2000, $17,441)           17,294               17,282
    Equity securities, at fair value (cost 2001, $29,389; 2000, $27,324)                       25,783               24,491
                                                                                        ----------------     -----------------
       Total investments                                                                      173,775              167,250
Cash                                                                                            5,416               11,425
Accrued investment income                                                                       1,975                2,181
Premiums receivable, net                                                                       10,621                9,695
Reinsurance recoverable                                                                        24,466               24,447
Prepaid reinsurance premiums                                                                    4,348                4,635
Deferred policy acquisition costs                                                               9,716               10,317
Capital lease                                                                                   1,731                1,753
Deferred income taxes                                                                           4,103                4,272
Income tax recoverable                                                                          2,474                2,982
Other assets                                                                                      570                  529
                                                                                        ----------------     -----------------
       Total assets                                                                        $  239,195           $  239,486
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                               $  115,542           $  115,314
  Unearned premiums                                                                            40,965               43,239
  Accounts payable and accrued expenses                                                         2,579                2,353
  Capitalized lease obligation                                                                  1,670                1,701
  Other liabilities                                                                             3,169                2,828
                                                                                        ----------------     -----------------
         Total liabilities                                                                    163,925              165,435
                                                                                        ----------------     -----------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2001 and 2000, 10,086,525 and 10,076,025 shares, respectively;
    outstanding 2001 and 2000, 7,586,525 and 7,576,025 shares, respectively                       101                  101
  Additional paid-in capital                                                                   70,226               70,164
   Accumulated other comprehensive loss                                                          (144)                (811)
  Retained earnings                                                                            30,152               29,583
  Treasury stock, 2,500,000 shares in 2001 and 2000 at cost                                   (24,161)             (24,161)
   Officers' stock loans                                                                         (655)                (546)
  Unearned compensation from restricted stock awards                                             (249)                (279)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            75,270               74,051
                                                                                        ----------------     -----------------

         Total liabilities and stockholders' equity                                        $  239,195           $  239,486
                                                                                        ================     =================

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

               For the three months ended March 31, 2001 and 2000
                      (In thousands, except per share data)


                                                         Three months ended
                                                              March 31,
                                                    --------------------------
                                                       2001              2000
                                                    --------          --------
Revenues
Premiums earned                                     $ 23,042          $ 21,546
Net investment income                                  2,850             2,400
Net realized investment gain (loss)                      102               (13)
                                                    --------          --------
    Total revenues                                    25,994            23,933
                                                    --------          --------

Losses and expenses
Losses and loss adjustment expenses                   16,734            13,905
Amortization of deferred policy acquisition costs      6,224             6,239
Other underwriting expenses                            1,534             1,430
Corporate expenses                                       162               220
Interest expense                                          40                36
                                                    --------          --------
    Total losses and expenses                         24,694            21,830
                                                    --------          --------


Income before income tax                               1,300             2,103
Income tax expense                                       333               520

                                                    --------          --------
Net income                                          $    967          $  1,583
                                                    ========          ========

Net income per share, basic and diluted             $   0.13          $   0.20

                                            PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                         Consolidated Statement of Stockholders' Equity
                                                           (Unaudited)

                                            For the three months ended March 31, 2001
                                              (In thousands, except per share data)


                                                                                                       Unearned
                                                                                                     Compensation
                                                    Accumulated                                          From
                                       Additional      Other                             Officers'    Restricted     Total
                              Common     Paid-In   Comprehensive   Retained   Treasury     Stock        Stock     Stockholders'
                               Stock    Capital    Income (Loss)   Earnings    Stock       Loans        Awards       Equity
                             --------------------------------------------------------------------------------------------------
Balance at December 31, 2000   $ 101   $ 70,164      $ ( 811)      $ 29,583   $ (24,161)  $  (546)    $ (279)     $ 74,051
Net income                        --         --           --            967          --        --         --           967
Other comprehensive income:
  unrealized gains on
  investments, net of
  tax and reclassification
  adjustment                      --         --          667             --          --        --         --           667
                                                                                                                 --------------
Comprehensive income                                                                                                 1,634
                                                                                                                 --------------
Issuance of common stock          --         62           --             --          --        --         --            62
Officers' stock loans             --         --           --             --          --      (109)        --          (109)
Amortization of compensation
  expense from restricted
  stock awards issued             --         --           --             --          --        --         30            30
Cash dividends paid
  ($0.0525 per share)             --         --           --           (398)         --        --         --          (398)
                             --------------------------------------------------------------------------------------------------
Balance at March 31, 2001      $ 101   $ 70,226      $  (144)      $ 30,152   $ (24,161)  $  (655)    $ (249)     $ 75,270
                             ==================================================================================================

                                          PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

                                      For the three months ended March 31, 2001 and 2000
                                                        (In thousands)

                                                                                          Three months ended March 31,
                                                                                      --------------------------------------
                                                                                           2001                   2000
                                                                                      ---------------        ---------------
Cash flows from operating activities:
    Net income                                                                          $       967            $     1,583
    Adjustments to reconcile net income to net cash provided (used) by Operating activities:
         Amortization and depreciation expense                                                  (26)                   154
         Net realized investment (gains) losses                                                (102)                    13
         Deferred income tax (benefit) expense                                                 (175)                     7
         Net decrease in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                             (2,913)                   (12)
         Net increase (decrease) in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                          209                   (323)
         Accrued investment income                                                              206                   (335)
         Deferred policy acquisition costs                                                      601                   (536)
         Income tax recoverable                                                                 508                  1,652
         Other assets                                                                           (41)                    52
         Accounts payable and accrued expenses                                                  226                    265
         Other liabilities                                                                      341                    833
                                                                                      ---------------        ---------------
         Net cash provided (used) by operating activities                                      (199)                 3,353
                                                                                      ---------------        ---------------

Cash flows from investing activities:
    Purchases of equity securities                                                           (2,065)                (2,260)
    Purchases of fixed maturities available for sale                                         (9,905)                (8,276)
    Purchases of fixed maturities held to maturity                                               --                 (9,899)
    Proceeds from sales of equity securities                                                     --                  2,736)
    Proceeds from sales and maturities of fixed maturities available for sale                 6,636                  9,689
    Proceeds from maturities and calls of fixed maturities held to maturity                      --                  3,000
    Change in short-term investments                                                             --                    449
                                                                                      ---------------        ---------------
         Net cash used by investing activities                                               (5,334)                (4,561)
                                                                                      ---------------        ---------------

Cash flows from financing activities:
    Issuance of common stock                                                                     62                     --
    Purchase of treasury stock                                                                   --                 (2,648)
    Officers' stock loans                                                                      (109)                  (508)
    Principal payments on capital lease obligations                                             (31)                   (34)
    Dividends paid                                                                             (398)                  (420)
                                                                                      ---------------        ---------------
         Net cash used by financing activities                                                 (476)                (3,610)
                                                                                      ---------------        ---------------

Decrease in cash                                                                             (6,009)                (4,818)
Cash, beginning of period                                                                    11,425                 12,045
                                                                                      ---------------        ---------------
Cash, end of period                                                                     $     5,416            $     7,227
                                                                                      ===============        ===============

Supplemental disclosure of cash flow information:
      Interest paid                                                                     $        40            $        36
      Taxes recovered                                                                            --                 (1,500)

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI" or the "Company") is an insurance holding company. Approximately 41% of the outstanding common stock of the Company was owned by Penn Independent Corporation ("Penn Independent") at March 31, 2001. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Penn-America Insurance Company
("Penn-America") and its wholly owned subsidiary, Penn-Star Insurance Company ("Penn-Star").

         Penn-America and Penn-Star underwrite commercial property and general liability insurance and multi-peril insurance, generally referred to as "property and casualty" insurance. The companies write their business on an excess and surplus lines, or non-standard, basis as well as on an admitted basis. Penn-America and Penn-Star can write business in all 50 states and the District of Columbia. The companies write business on both an admitted and excess and surplus lines basis in 33 states, on an admitted basis only in 5 states and on an excess and surplus lines basis only in 13 states.

         The accompanying condensed unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these condensed unaudited consolidated financial statements and notes be read in conjunction with the financial statements and notes in the Company's 2000 Annual Report which was incorporated by reference into the Company's Form 10-K for the year ended December 31, 2000. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $3.0 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $2.7 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively.

Note 3 - Comprehensive Income

           Accumulated other comprehensive income (loss) of the Company consists solely of unrealized gains or losses on investment securities net of applicable income tax expense or benefit and reclassification adjustments.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Income Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:

                                                      Three months ended
(in thousands, except per share data)                     March 31,
                                                    ----------------------
                                                     2001            2000
                                                    ------          ------

Basic per share computation:
Net income                                          $  967          $1,583


Weighted average common shares outstanding           7,579           7,972
                                                    ------          ------

Basic net income per share                          $ 0.13          $ 0.20
                                                    ======          ======

Diluted per share computation:
Net income                                          $  967          $1,583

Weighted average common shares outstanding           7,579           7,972

Additional shares outstanding after the assumed
      exercise of stock options by applying the
      treasury stock method                             56              38
                                                    ------          ------


Total shares
                                                     7,635           8,010
                                                    ======          ======

Diluted net income per share                        $ 0.13          $ 0.20
                                                    ======          ======

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 5- Segment Information

         The Company has two reportable segments: non-standard personal automobile and commercial lines. The Company announced in April 1999 that it would run-off its remaining portfolio of the personal lines automobile business, which was underwritten through a single agent in California. This followed a decision earlier in 1999 to eliminate the remainder of the Company's non-standard personal automobile business in nine other states. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. These segments are managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

         The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in Note 1 of the Company's 2000 Annual Report, which was incorporated by reference into the Company's 2000 Form 10-K. The Company evaluates segment profit based on profit or loss from operating activities. Segment profits or losses from operations are pre-tax and do not include unallocated expenses but do include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity as opposed to investment income attributable to insurance transactions.

         The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                                     Three months ended March 31, 2001
                                                                   ---------------------------------
                                                                                Personal
                                                              Commercial       Automobile         Total
                                                             ----------------------------------------------
Premiums earned                                                 $  23,026          $    16        $ 23,042


Net investment income from insurance operations                     1,866               84           1,950
                                                             ----------------------------------------------

Total segment revenues                                             24,892              100          24,992
                                                             ------------- -- ------------- --- -----------

Segment losses and loss adjustment expenses                        17,930           (1,196)         16,734
Segment expenses                                                    6,591                5           6,596
                                                             ----------------------------------------------
Total segment expenses                                             24,521           (1,191)         23,330
                                                             ----------------------------------------------

Segment income                                                    $   371         $  1,291        $  1,662
                                                             ----------------------------------------------
Unallocated items:
Net investment income from equity                                                                    1,002

Unallocated expenses                                                                                (1,364)
Income tax expense                                                                                    (333)
                                                                                                -----------
Net income                                                                                          $  967
                                                                                                ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 5- Segment Information (Continued)

 (in thousands)                                               Three months ended March 31, 2000
                                                              ---------------------------------
                                                          Commercial       Personal
                                                                          Automobile         Total
                                                        ----------------------------------------------
Premiums earned                                             $19,776          $ 1,770          $21,546

Net investment income from insurance operations               1,197              156            1,353
                                                        ----------------------------------------------
Total segment revenues                                       20,973            1,926           22,899
                                                        ----------------------------------------------

Segment losses and loss adjustment expenses                  12,753            1,152           13,905
Segment expenses                                              6,055              645            6,700
                                                        ----------------------------------------------
Total segment expenses                                       18,808            1,797           20,605
                                                        ----------------------------------------------

Segment income                                              $ 2,165          $   129          $ 2,294
                                                        ----------------------------------------------
Unallocated items:
Net investment income from equity                                                               1,034

Unallocated expenses
                                                                                               (1,225)
Income tax expense                                                                               (520)
                                                                                           -----------
Net income                                                                                     $1,583
                                                                                           ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Results of Operations

Three Months Ended March 31, 2001 and 2000

         Premiums earned increased 6.9% to $23.0 million for the three months ended March 31, 2001 from $21.5 million for the three months ended March 31, 2000, due to a 16.4% increase in commercial earned premiums, partially offset by a 99.1% decline in non-standard personal automobile earned premiums. The Company announced in 1999 that it is running off its non-standard personal automobile business.

         Gross written premiums decreased 9.3% for the three months ended March 31, 2001 to $23.8 million compared to $26.3 million for the three months ended March 31, 2000, due to a 4.0% decrease in commercial gross written premiums and a 99.9% decline in non-standard personal automobile premiums.

         Net written premiums decreased 10.0% for the three months ended March 31, 2001 to $21.1 million compared to $23.4 million for the three months ended March 31, 2000, due to a 4.1% decrease in commercial net written premiums and a 99.9% decline in non-standard personal lines.

         Net investment income increased 18.8% to $2.9 million for the three months ended March 31, 2001, from $2.4 million for the three months ended March 31, 2000. This increase resulted principally from an increase in the investment yield of the fixed income investment portfolio and the growth in invested assets.

         Losses and loss adjustment expenses increased 20.3% to $16.7 million for the three months ended March 31, 2001, from $13.9 million for the three months ended March 31, 2000.

         Amortization of deferred policy acquisition costs ("DAC") remained unchanged at $6.2 million for the three months ended March 31, 2001 and March 31, 2000. Although earned premiums increased as discussed above, DAC amortization remained flat due to a reduction in commission rates.

         Other underwriting expenses increased 7.3% to $1.5 million for the three months ended March 31, 2001, from $1.4 million for the three months ended March 31, 2000.

         The overall statutory combined ratio for the Company increased to 106.9 for the three months ended March 31, 2001, from 99.8 for the three months ended March 31, 2000, primarily due to the increase in the loss ratio to 72.6 in 2001, compared to 64.5 in 2000. The expense ratio decreased to 34.3 for the three months ended March 31, 2001, compared to 35.3 for the three months ended March 31, 2000, due in part to the aforementioned commission reduction.

         As a result of the factors described above, net income for the three months ended March 31, 2001 was $1.0 million or $0.13 per share (basic and diluted), compared to net income of $1.6 million or $0.20 per share (basic and diluted) for the three months ended March 31, 2000.

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

         Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using this criteria, the available ordinary dividend for 2001 is $5.5 million. No ordinary dividends were paid to PAGI in 2000. In 2000, Penn-America paid a $6.4 million return of capital to PAGI, after receiving approval from the Pennsylvania Insurance Department, which PAGI used to repurchase stock and to pay dividends and PAGI operating expenses. Penn-America paid a $0.6 million dividend to PAGI on May 9, 2001.

         Net cash used by operating activities was $0.2 million for the three months ended March 31, 2001, compared to $3.4 million provided by operating activities for the three months ended March 31, 2000.

         Net cash used by investing activities was $5.3 million for the three months ended March 31, 2001, compared to $4.6 million for the three months ended March 31, 2000.

         Net cash used by financing activities was $0.5 million for the three months ended March 31, 2001, compared to $3.6 million for the three months ended March 31, 2000. In 2000, $2.6 million was used to purchase treasury stock, and no such purchases were made in 2001.

         Statutory surplus as of March 31, 2001 increased to $58.7 million from $55.5 million as of March 31, 2000, due primarily to a $2.7 million net positive impact of adopting the standard set of statutory accounting principles known as "codification".

         The Company believes it has sufficient liquidity to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities.

         The Company's fixed maturity portfolio of $148.0 million was 85.2% of the total investment portfolio as of March 31, 2001. Approximately 95% of these securities were rated "A" or better by Standard & Poor's or Moody's. The average duration of the fixed maturity portfolio as of March 31, 2001 was approximately

3.53 years. Equity securities, the majority of which consist of preferred stocks and exchange traded funds, were $25.8 million or 14.8% of total investments as of March 31, 2001.

         As of March 31, 2001, the investment portfolio contained $46.9 million of mortgage/asset-backed obligations, which represents 27.0% of the total investments as of March 31, 2001. All of these securities were "AA"-rated or better and 73.8% were "AAA"-rated by Standard & Poor's or Moody's. These securities, which were issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of March 31, 2001.

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

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              On April 3, 2001, the Company filed a current report on Form 8-K announcing the availability of annual statements of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's website, in hard copy from the Company, or from the Pennsylvania Insurance Department. This filing was made relative to Regulation FD requirements only.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Penn-America Group, Inc.




Date:        May 11, 2001               By:     /s/ Jon S. Saltzman
           -----------------                    --------------------
                                                Jon S. Saltzman
                                                President and
                                                Chief Executive Officer



                                        By:     /s/ Joseph F. Morris
                                                --------------------
                                                Joseph F. Morris
                                                Senior Vice President and
                                                Chief Financial Officer