Form 10-Q
period 2001-06-03
PENN AMERICA GROUP INC
filed 2001-08-13
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                                  ----------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------       ---------------

Commission file number        0-22316
                        --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                  23-2731409
-------------------------------            ------------------------------------
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

At August 10, 2001, 7,629,734 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                                        Page Number
Part I - Financial Information

         Consolidated Balance Sheets - June 30, 2001 (unaudited) and
                December 31, 2000                                                            3

         Consolidated Unaudited Statements of Operations - For the three and
                 six months ended June 30, 2001 and 2000                                     4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the six months ended June 30, 2001                                       5

         Consolidated Unaudited Statements of Cash Flows -
                For the nine months ended June 30, 2001 and 2000                             6

         Notes to Unaudited Consolidated Financial Statements                                7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                   12

Part II - Other Information                                                                 16



                                           PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                             (In thousands, except per share data)
                                                                                           June 30,            December 31,
                                                                                              2001                 2000
                                                                                        ----------------     -----------------
ASSETS                                                                                    (Unaudited)
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2001, $125,713; 2000,             $  128,283           $  125,477
       $123,873)
       Held to maturity, at amortized cost (fair value 2001, $15,589; 2000, $17,441)           15,307               17,282
    Equity securities, at fair value (cost 2001, $27,768; 2000, $27,324)                       24,622               24,491
                                                                                        ----------------     -----------------
       Total investments                                                                      168,212              167,250
Cash                                                                                            9,030               11,425
Accrued investment income                                                                       2,157                2,181
Premiums receivable, net                                                                       11,848                9,695
Reinsurance recoverable                                                                        24,102               24,447
Prepaid reinsurance premiums                                                                    4,120                4,635
Deferred policy acquisition costs                                                               9,220               10,317
Capital lease                                                                                   1,709                1,753
Deferred income taxes                                                                           4,323                4,272
Income tax recoverable                                                                          2,056                2,982
Other assets                                                                                      562                  529
                                                                                        ----------------     -----------------
       Total assets                                                                        $  237,339           $  239,486
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                               $  115,509           $  115,314
  Unearned premiums                                                                            39,392               43,239
  Accounts payable and accrued expenses                                                         2,373                2,353
  Capitalized lease obligation                                                                  1,639                1,701
  Other liabilities                                                                             2,463                2,828
                                                                                        ----------------     -----------------
         Total liabilities                                                                    161,376              165,435
                                                                                        ----------------     -----------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2001 and 2000, 10,116,984 and 10,076,025 shares, respectively;
    outstanding 2001 and 2000, 7,616,984 and 7,576,025 shares, respectively                       101                  101
  Additional paid-in capital                                                                   70,522               70,164
   Accumulated other comprehensive loss                                                          (379)                (811)
  Retained earnings                                                                            30,747               29,583
  Treasury stock, 2,500,000 shares in 2001 and 2000 at cost                                   (24,161)             (24,161)
   Officers' stock loans                                                                         (655)                (546)
  Unearned compensation from restricted stock awards                                             (212)                (279)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            75,963               74,051
                                                                                        ----------------     -----------------

         Total liabilities and stockholders' equity                                        $  237,339           $  239,486
                                                                                        ================     =================


                                        PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                                       (Unaudited)

                                For the three and six months ended June 30, 2001 and 2000
                                          (In thousands, except per share data)


                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                         2001              2000              2001             2000
                                                     --------------    -------------    ---------------   -------------
Revenues
Premiums earned                                         $  22,206         $  22,479         $45,248          $44,026
Net investment income                                       2,815             2,460           5,665            4,860
Net realized investment loss                                 (334)              (16)           (232)             (29)
                                                     --------------    -------------    ---------------   -------------
    Total revenues                                         24,687            24,923          50,681           48,857
                                                     --------------    -------------    ---------------   -------------

Losses and expenses
Losses and loss adjustment expenses                        15,453            17,994          32,187           31,899
Amortization of deferred policy acquisition costs           6,007             6,473          12,231           12,712
Other underwriting expenses                                 1,684             1,487           3,218            2,917
Corporate expenses                                            189               235             351              455
Interest expense                                               40                36              80               73
                                                     --------------    -------------    ---------------   -------------
    Total losses and expenses                              23,373            26,225          48,067           48,056
                                                     --------------    -------------    ---------------   -------------


Income (loss) before income tax                             1,314            (1,302)          2,614              801
Income tax expense (benefit)                                  320              (640)            653             (120)
                                                     --------------    --------------------------------   -------------
Net income (loss)                                        $    994          $   (662)        $ 1,961              921
                                                     ==============    =============    ===============   =============

Net income (loss) per share, basic and diluted           $   0.13          $  (0.09)        $  0.26         $   0.12


Cash dividends per share                                 $ 0.0525          $ 0.0525         $ 0.105         $  0.105

                                            PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                         Consolidated Statement of Stockholders' Equity
                                                           (Unaudited)

                                              For the six months ended June 30, 2001
                                              (In thousands, except per share data)


                                                                                                       Unearned
                                                                                                     Compensation
                                                    Accumulated                                          From
                                       Additional      Other                             Officers'    Restricted     Total
                              Common     Paid-In   Comprehensive   Retained   Treasury     Stock        Stock     Stockholders'
                               Stock    Capital    Income (Loss)   Earnings    Stock       Loans        Awards       Equity
                             --------------------------------------------------------------------------------------------------
Balance at December 31, 2000   $ 101   $ 70,164      $ ( 811)      $ 29,583   $ (24,161)  $  (546)    $ (279)     $ 74,051
Net income                        --         --           --          1,961          --        --         --         1,961
Other comprehensive income:
  unrealized gains on
  investments, net of tax
  and reclassification
  adjustment                      --         --          432           --            --        --         --           432
                                                                                                                  ----------
Comprehensive income                                                                                                 2,393
                                                                                                                  ----------
Issuance of common stock          --        358           --           --            --        --         --           358
Officers' stock loans             --         --           --           --            --      (109)        --          (109)
Amortization of compensation
 expense from restricted
 stock awards issued              --         --           --           --            --        --         67            67
Cash dividends paid
 ($0.0525 per share)              --         --           --           (797)         --        --         --          (797)
                             ----------------------------------------------------------------------------------------------
Balance at June 30, 2001       $ 101   $ 70,522      $  (379)      $ 30,747   $ (24,161)  $  (655)    $ (212)     $ 75,963
                             ==============================================================================================


                                        PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                     For the six months ended June 30, 2001 and 2000
                                                       (In thousands)
                                                                                           Six months ended June 30,
                                                                                      -------------------------------------
                                                                                           2001                   2000
                                                                                      ---------------        ---------------
Cash flows from operating activities:
    Net income                                                                        $       1,961            $       921
    Adjustments to reconcile net income to net cash provided (used) by Operating activities:
         Amortization and depreciation expense                                                   18                    324
         Net realized investment loss                                                           232                     29
         Deferred income tax (benefit) expense                                                 (273)                    14
         Net increase (decrease) in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                             (5,485)                 1,904
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                          540                  2,659
         Accrued investment income                                                               24                    (85)
         Deferred policy acquisition costs                                                    1,097                 (1,208)
         Income tax recoverable                                                                 926                    816
         Other assets                                                                          (109)                    38
         Accounts payable and accrued expenses                                                   21                    684
         Other liabilities                                                                     (365)                  (482)
                                                                                      ---------------        ---------------
         Net cash provided (used) by operating activities                                    (1,413)                 5,614
                                                                                      ---------------        ---------------

Cash flows from investing activities:
    Purchases of equity securities                                                           (2,065)                (2,945)
    Purchases of fixed maturities available for sale                                        (17,547)               (11,268)
    Purchases of fixed maturities held to maturity                                               --                 (9,899)
    Proceeds from sales of equity securities                                                  1,375                  3,674
    Proceeds from sales and maturities of fixed maturities available for sale                15,865                 10,812
    Proceeds from maturities and calls of fixed maturities held to maturity                   2,000                  4,000
    Change in short-term investments                                                             --                    449
                                                                                      ---------------        ---------------
         Net cash used by investing activities                                                 (372)                (5,177)
                                                                                      ---------------        ---------------

Cash flows from financing activities:
    Issuance of common stock                                                                    358                    456
    Purchase of treasury stock                                                                   --                 (4,687)
    Officers' stock loans                                                                      (109)                  (491)
    Principal payments on capital lease obligations                                             (62)                   (60)
    Dividends paid                                                                             (797)                  (817)
                                                                                      ---------------        ---------------
         Net cash used by financing activities                                                 (610)                (5,599)
                                                                                      ---------------        ---------------

Decrease in cash                                                                             (2,395)                (5,162)
Cash, beginning of period                                                                    11,425                 12,045
                                                                                      ---------------        ---------------
Cash, end of period                                                                   $       9,030            $     6,883
                                                                                      ===============        ===============

Supplemental disclosure of cash flow information:
      Interest paid                                                                   $          80            $        73
      Taxes recovered                                                                            --                   (950)


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI" or the "Company") is an insurance holding company. Approximately 41% of the outstanding common stock of the Company was owned by Penn Independent Corporation ("Penn Independent") at June 30, 2001. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Penn-America Insurance Company ("Penn-America") and its wholly owned subsidiary, Penn-Star Insurance Company ("Penn-Star").

         Penn-America and Penn-Star underwrite commercial property and general liability insurance and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. Penn-America and Penn-Star can write business in all 50 states and the District of Columbia. The companies write business on both an admitted and excess and surplus lines basis in 35 states, on an admitted basis only in 3 states and on an excess and surplus lines basis only in 12 states and the District of Columbia.

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

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $3.0 million and $2.9 million for the three months ended June 30, 2001 and 2000, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $700,000 and $637,000 for the three months ended June 30, 2001 and 2000, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $6.0 million and $5.5 million for the six months ended June 30, 2001 and 2000, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $3.4 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively.

Note 3 - Comprehensive Income

           Accumulated other comprehensive income (loss) of the Company consists solely of unrealized gains or losses on investment securities net of applicable income tax expense or benefit and reclassification adjustments. Comprehensive income was $759,000 for the three months ended June 30, 2001, compared with a comprehensive loss of $1.1 million for the three months ended June 30, 2000. Comprehensive income was $2.4 million and $1.2 million for the six months ended June 30, 2001 and 2000, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Income (Loss) Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                             Three months ended                  Six Month Ended
(in thousands, except per share data)                             June 30,                          June 30,
                                                         ------------------------------------------------------------
                                                           2001             2000              2001             2000
                                                         -------          -------           -------          -------

Basic per share computation:
Net income (loss)                                        $   994          $  (662)          $ 1,961          $   921

Weighted average common shares outstanding                 7,605            7,616             7,592            7,794
                                                         -------          -------           -------          -------

Basic net income (loss) per share                        $  0.13          $ (0.09)          $  0.26          $  0.12
                                                         =======          =======           =======          =======

Diluted per share computation:
Net income (loss)                                        $   994          $  (662)            1,961              921

Weighted average common shares outstanding                 7,605            7,616             7,592            7,794

Additional shares outstanding after the assumed
      exercise of stock options by applying the
      treasury stock method                                   71                *                55               46
                                                         -------          -------           -------          -------

Total shares                                               7,676            7,616             7,647            7,840
                                                         =======          =======           =======          =======

Diluted net income (loss)  per share                     $  0.13          $ (0.09)          $  0.26          $  0.12
                                                         =======          =======           =======          =======



*The potential impact of common stock purchase options is not considered as the impact is anti-dilutive.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 5- Segment Information

         The Company has two reportable segments: non-standard personal automobile and commercial lines. The Company announced in April 1999 that it would run-off its remaining personal lines automobile business, which was underwritten through a single agent in California. This followed a decision earlier in 1999 to eliminate the Company's non-standard personal automobile business in nine other states. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. These segments are managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

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

         The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                         Three months ended June 30, 2001
                                                       --------------------------------
                                                                    Personal
                                                  Commercial       Automobile         Total
                                                 ----------------------------------------------

Premiums earned                                     $  22,200           $    6        $ 22,206


Net investment income from insurance operations         1,568               71           1,639
                                                 ----------------------------------------------
Total segment revenues                                 23,768               77          23,845
                                                 ----------------------------------------------

Segment losses and loss adjustment expenses            15,750             (297)         15,453
Segment expenses                                        6,558                5           6,563
                                                 ----------------------------------------------
Total segment expenses                                 22,308             (292)         22,016
                                                 ----------------------------------------------

Segment income                                         $1,460             $369           $1,829
                                                 ----------------------------------------------
Unallocated items:
Net investment income from equity                                                          842

Unallocated expenses                                                                    (1,357)

Income tax expense                                                                        (320)
                                                                                    -----------
Net income                                                                              $  994
                                                                                    ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 5- Segment Information (Continued)

 (in thousands)                                                   Three months ended June 30, 2000
                                                                  --------------------------------
                                                              Commercial       Personal
                                                                              Automobile         Total
                                                            ----------------------------------------------
Premiums earned                                               $ 21,090           $  1,389       $ 22,479

Net investment income from insurance operations                  1,304                146          1,450

                                                            ----------------------------------------------
Total segment revenues                                          22,394              1,535         23,929
                                                            ----------------------------------------------

Segment losses and loss adjustment expenses                     16,935              1,059         17,994
Segment expenses                                                 6,481                497          6,977
                                                            ----------------------------------------------
Total segment expenses                                          23,416              1,556         24,971
                                                            ----------------------------------------------

Segment income                                                $ (1,022)          $    (20)      $ (1,042)
                                                            ----------------------------------------------
Unallocated items:
Net investment income from equity                                                                    994

Unallocated expenses
                                                                                                  (1,254)
Income tax benefit                                                                                   640
                                                                                               -----------
Net income                                                                                      $   (662)
                                                                                               ===========



(in thousands)                                                     Six months ended June 30, 2001
                                                                   ------------------------------
                                                              Commercial       Personal
                                                                              Automobile         Total
                                                            ----------------------------------------------

Premiums earned                                               $ 45,226           $     22       $ 45,248
Net investment income from insurance operations                  3,434                155          3,589
                                                            ----------------------------------------------
Total segment revenues                                          48,660                177          48,837
                                                            ----------------------------------------------

Segment losses and loss adjustment expenses                     33,680             (1,493)        32,187
Segment expenses                                                13,149                 10         13,159
                                                            ----------------------------------------------
Total segment expenses                                          46,829             (1,483)        45,346
                                                            ----------------------------------------------

Segment income                                                $  1,831           $  1,660        $ 3,491
                                                            ----------------------------------------------
Unallocated items:
Net investment income from equity                                                                  1,844

Unallocated expenses
                                                                                                  (2,721)
Income tax expense                                                                                  (653)
                                                                                               -----------
Net income                                                                                      $  1,961
                                                                                               ===========


(in thousands)                                                     Six months ended June 30, 2000
                                                                   ------------------------------
                                                              Commercial       Personal
                                                                              Automobile         Total
                                                            ----------------------------------------------
Premiums earned                                               $ 40,867           $  3,159        $44,026
Net investment income from insurance operations                  2,501                302          2,803
                                                            ----------------------------------------------
Total segment revenues                                          43,368              3,461         46,829
                                                            ----------------------------------------------

Segment losses and loss adjustment expenses                     29,688              2,211         31,899
Segment expenses                                                12,535              1,142         13,677
                                                            ----------------------------------------------
Total segment expenses                                          42,223              3,353         45,576
                                                            ----------------------------------------------

Segment income                                                $  1,145           $    108        $ 1,253
                                                            ----------------------------------------------
Unallocated items:
Net investment income from equity                                                                  2,028

Unallocated expenses
                                                                                                  (2,480)
Income tax benefit                                                                                   120
                                                                                               -----------
Net income                                                                                         $ 921
                                                                                               ===========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

Three Months Ended June 30, 2001 and 2000

         Premiums earned decreased 1.2% to $22.2 million for the three months ended June 30, 2001 from $22.5 million for the three months ended June 30, 2000, due to a decline in non-standard personal automobile earned premiums. The Company announced in 1999 that it is running off its non-standard personal automobile business.

         Gross written premiums decreased 16.7% for the three months ended June 30, 2001 to $23.6 million compared to $28.3 million for the three months ended June 30, 2000, due to a 13.7% decrease in commercial gross written premiums and a 100% decline in non-standard personal automobile premiums. The commercial gross written premium decline resulted primarily from our decision in October 2000 to exit the commercial automobile line of business.

         Net written premiums decreased 16.6% for the three months ended June 30, 2001 to $20.9 million compared to $25.0 million for the three months ended June 30, 2000, due to a 13.2% decrease in commercial net written premiums and a 100% decline in non-standard personal automobile business.

         Net investment income increased 14.4% to $2.8 million for the three months ended June 30, 2001, from $2.5 million for the three months ended June 30, 2000. This increase resulted principally from an increase in the investment yield of the fixed income investment portfolio and the growth in invested assets.

         Losses and loss adjustment expenses decreased 14.1% to $15.5 million for the three months ended June 30, 2001, from $18.0 million for the three months ended June 30, 2000.

         Amortization of deferred policy acquisition costs ("DAC") decreased 7.2% to $6.0 million for the three months ended June 30, 2001, from $6.5 million for the three months ended June 30, 2000 due to a reduction in commission rates and decreased earned premium.

         Other underwriting expenses increased 13.2% to $1.7 million for the three months ended June 30, 2001, from $1.5 million for the three months ended June 30, 2000.

         The overall statutory combined ratio for the Company decreased to 104.3 for the three months ended June 30, 2001, from 114.7 for the three months ended June 30, 2000, primarily due to the decrease in the loss ratio to 69.6 in 2001, compared to 80.0 in 2000. The expense ratio was 34.7 for the three months ended June 30, 2001 and the three months ended June 30, 2000.

         As a result of the factors described above, net income for the three months ended June 30, 2001 was $1.0 million or $0.13 per share (basic and diluted), compared to net loss of $.7 million or $0.09 per share (basic and diluted) for the three months ended June 30, 2000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)


Six  Months Ended June 30, 2001 and 2000

         Premiums earned increased 2.8% to $45.2 million for the six months ended June 30, 2001 from $44.0 million for the six months ended June 30, 2000, due to a 10.7% increase in commercial earned premiums, partially offset by a 99.3% decline in non-standard personal automobile earned premiums. The Company announced in 1999 that it is running off its non-standard personal automobile business.

         Gross written premiums decreased 13.2% for the six months ended June 30, 2001 to $47.4 million compared to $54.6 million for the six months ended June 30, 2000, due to a 9.1% decrease in commercial gross written premiums and a 100% decline in non-standard personal automobile premiums. The commercial gross written premium decline resulted primarily from our decision in October 2000 to exit the commercial automobile line of business.

         Net written premiums decreased 13.4% for the six months ended June 30, 2001 to $41.9 million compared to $48.4 million for the six months ended June 30, 2000, due to a 8.8% decrease in commercial net written premiums and a 99.9% decline in non-standard personal automobile business.

         Net investment income increased 16.6% to $5.7 million for the six months ended June 30, 2001, from $4.9 million for the six months ended June 30, 2000. This increase resulted principally from an increase in the investment yield of the fixed income investment portfolio and the growth in invested assets.

         Losses and loss adjustment expenses increased 0.9% to $32.2 million for the six months ended June 30, 2001, from $31.9 million for the six months ended June 30, 2000.

         Amortization of deferred policy acquisition costs ("DAC") decreased 3.8% to $12.2 million for the six months ended June 30, 2001 compared to $12.7 million in 2000 due to a reduction in commission rates.

         Other underwriting expenses increased 10.3% to $3.2 million for the six months ended June 30, 2001, from $2.9 million for the six months ended June 30, 2000.

         The overall statutory combined ratio for the Company decreased to 105.6 for the six months ended June 30, 2001, from 107.5 for the six months ended June 30, 2000, primarily due to the decrease in the loss ratio to 71.1 in 2001, compared to 72.5 in 2000. The expense ratio decreased to 34.5 for the six months ended June 30, 2001, compared to 35.0 for the six months ended June 30, 2000, due in part to the aforementioned commission reduction.

         As a result of the factors described above, net income for the six months ended June 30, 2001 was $2.0 million or $0.26 per share (basic and diluted), compared to net income of $0.9 million or $0.12 per share (basic and diluted) for the six months ended June 30, 2000.

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

         Net cash used by operating activities was $1.4 million for the six months ended June 30, 2001, compared to $5.6 million provided by operating activities for the six months ended June 30, 2000.

         Net cash used by investing activities was $.4 million for the six months ended June 30, 2001, compared to $5.2 million for the six months ended June 30, 2000.

         Net cash used by financing activities was $0.6 million for the six months ended June 30, 2001, compared to $5.6 million for the six months ended June 30, 2000. In 2000, $4.7 million was used to purchase treasury stock, and no such purchases were made in 2001.

         Statutory surplus as of June 30, 2001 increased to $60.0 million from $55.5 million as of December 31, 2000, due primarily to a $2.7 million net positive impact of adopting the standard set of statutory accounting principles known as "codification" and statutory net income of $3.0 million.

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

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                   (continued)




         The Company's fixed maturity portfolio of $143.6 million was 85.4% of the total investment portfolio as of June 30, 2001. Approximately 97% of these securities were rated "A" or better by Standard & Poor's or Moody's. The average duration of the fixed maturity portfolio as of June 30, 2001 was approximately
3.58 years. Equity securities, the majority of which consist of preferred stocks and exchange traded funds, were $24.6 million or 14.6% of total investments as of June 30, 2001.

         As of June 30, 2001, the investment portfolio contained $44.5 million of mortgage/asset-backed obligations, which represents 26.4% of the total investments as of June 30, 2001. All of these securities were "AA"-rated or better and 72.8% were "AAA"-rated by Standard & Poor's or Moody's. These securities, which were issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of June 30, 2001.

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

               On May 16, 2001, the Company filed a current report on Form 8-K announcing the availability of first quarter statements of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's website, in hard copy from the Company, or from the Pennsylvania Insurance
               Department. This filing was made relative to Regulation FD requirements only.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Penn-America Group, Inc.




Date:  August 13, 2001                  By:     /s/ Jon S. Saltzman
      -----------------                         ---------------------
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