Form 10-Q
period 2001-09-30
PENN AMERICA GROUP INC
filed 2001-11-13
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                                ------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------       ----------------

Commission file number     0-22316
                        -----------------

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

At November 12, 2001, 7,651,234 shares of the registrant's common stock, $.01 par value, were outstanding.

                    Penn-America Group, Inc. and SubsidiarIES
                                      Index

                                                                           Page
                                                                         Number

Part I - Financial Information

         Consolidated Balance Sheets - September 30, 2001 (unaudited) and
                December 31, 2000                                             3

         Consolidated Unaudited Statements of Operations - For the three and
                 nine months ended September 30, 2001 and 2000                4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the nine months ended September 30, 2001                  5

         Consolidated Unaudited Statements of Cash Flows -
                For the nine months ended September 30, 2001 and 2000         6

         Notes to Unaudited Consolidated Financial Statements                 7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    12

Part II - Other Information                                                  16

                                         PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                           (In thousands, except per share data)
                                                                                         September 30,         December 31,
                                                                                              2001                 2000
                                                                                        ----------------     -----------------
ASSETS                                                                                    (Unaudited)
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2001, $130,475; 2000,             $  136,522           $  125,477
       $123,873)
       Held to maturity, at amortized cost (fair value 2001, $15,658; 2000, $17,441)           15,320               17,282
    Equity securities, at fair value (cost 2001, $28,159; 2000, $27,324)                       24,674               24,491
                                                                                        ----------------     -----------------
       Total investments                                                                      176,516              167,250
Cash                                                                                            7,813               11,425
Accrued investment income                                                                        1,971               2,181
Premiums receivable, net                                                                        11,575               9,695
Reinsurance recoverable                                                                         24,842              24,447
Prepaid reinsurance premiums                                                                    3,868                4,635
Deferred policy acquisition costs                                                               8,902               10,317
Capital lease                                                                                   1,688                1,753
Deferred income taxes                                                                           3,385                4,272
Income tax recoverable                                                                          1,360                2,982
Other assets                                                                                      402                  529
                                                                                        ----------------     -----------------
       Total assets                                                                        $  242,322           $  239,486
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                               $  117,829           $  115,314
  Unearned premiums                                                                            39,257               43,239
  Accounts payable and accrued expenses                                                         2,525                2,353
  Capitalized lease obligation                                                                  1,608                1,701
  Other liabilities                                                                             1,817                2,828
                                                                                        ----------------     -----------------
         Total liabilities                                                                    163,036              165,435
                                                                                        ----------------     -----------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2001 and 2000, 10,128,734 and 10,076,025 shares, respectively;
    outstanding 2001 and 2000, 7,628,734 and 7,576,025 shares, respectively                       101                  101
  Additional paid-in capital                                                                   70,574               70,164
   Accumulated other comprehensive income (loss)                                                1,691                 (811)
  Retained earnings                                                                            31,897               29,583
  Treasury stock, 2,500,000 shares in 2001 and 2000 at cost                                   (24,161)             (24,161)
   Officers' stock loans                                                                         (655)                (546)
  Unearned compensation from restricted stock awards                                             (161)                (279)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            79,286               74,051
                                                                                        ----------------     -----------------

         Total liabilities and stockholders' equity                                        $  242,322           $  239,486
                                                                                        ================     =================

                                          PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Operations
                                                         (Unaudited)

                               For the three and nine months ended September 30, 2001 and 2000
                                            (In thousands, except per share data)


                                                               Three months ended                    Nine months ended
                                                                  September 30,                         September 30,
                                                           --------------------------           ---------------------------
                                                             2001              2000               2001               2000
                                                           --------          --------           --------           --------
Revenues
Premiums earned                                            $ 20,946          $ 23,366           $ 66,194           $ 67,392
Net investment income                                         2,851             2,753              8,516              7,613
Net realized investment gain (loss)                              40            (1,148)              (192)            (1,177)
                                                           --------          --------           --------           --------
    Total revenues                                           23,837            24,971             74,518             73,828
                                                           --------          --------           --------           --------

Losses and expenses
Losses and loss adjustment expenses                          14,553            24,546             46,740             56,445
Amortization of deferred policy acquisition costs             4,957             6,608             17,188             19,320
Other underwriting expenses                                   2,028             1,520              5,246              4,437
Corporate expenses                                              141               170                492                625
Interest expense                                                 40                36                120                109
                                                           --------          --------           --------           --------
    Total losses and expenses                                21,719            32,880             69,786             80,936
                                                           --------          --------           --------           --------


Income (loss) before income tax                               2,118            (7,909)             4,732             (7,108)
Income tax expense (benefit)                                    567            (2,831)             1,220             (2,951)
                                                           --------          --------           --------           --------
Net income (loss)                                          $  1,551          $ (5,078)          $  3,512           $ (4,157)
                                                           ========          ========           ========           ========

Net income (loss) per share, basic and diluted             $   0.20          $  (0.67)          $   0.46           $  (0.54)

Cash dividends per share                                   $ 0.0525          $ 0.0525           $ 0.1575           $ 0.1575



                                         PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                       Consolidated Statement of Stockholders' Equity
                                                        (Unaudited)

                                        For the nine months ended September 30, 2001
                                           (In thousands, except per share data)





                                                                                                       Unearned
                                                                                                     Compensation
                                                    Accumulated                                          From
                                       Additional      Other                             Officers'    Restricted     Total
                              Common     Paid-In   Comprehensive   Retained   Treasury     Stock        Stock     Stockholders'
                               Stock    Capital    Income (Loss)   Earnings    Stock       Loans        Awards       Equity
                             --------------------------------------------------------------------------------------------------
Balance at December 31, 2000   $ 101   $ 70,164      $ ( 811)      $ 29,583   $ (24,161)  $  (546)    $ (279)     $ 74,051
Net income                        --         --           --          3,512          --        --         --         3,512
Other comprehensive income:
 unrealized gains on
 investments, net of
 tax and reclassification
 adjustment                       --         --        2,502             --          --        --         --         2,502
                                                                                                                 -----------
Comprehensive income                                                                                                 6,014
                                                                                                                 -----------
Issuance of common stock          --        410           --             --          --        --         --           410
Officers' stock loans             --         --           --             --          --      (109)        --          (109)
Amortization of compensation
 expense from restricted
 stock awards issued              --         --           --             --          --        --        118           118
Cash dividends paid
 ($0.1575 per share)              --         --           --             --          --        --     (1,198)       (1,198)
                             --------------------------------------------------------------------------------------------------
Balance at September 30, 2001  $ 101   $ 70,574      $ 1,691       $ 31,897   $ (24,161)  $  (655)    $ (161)     $ 79,286
                             ==================================================================================================


                                         PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)

                                   For the nine months ended September 30, 2001 and 2000
                                                       (In thousands)
                                                                                        Nine months ended September 30,
                                                                                      -------------------------------------
                                                                                           2001                   2000
                                                                                      ---------------        ---------------
Cash flows from operating activities:
    Net income (loss)                                                                   $     3,512          $      (4,157)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization and depreciation expense                                                   48                    396
         Net realized investment loss                                                           192                  1,177
         Deferred income tax benefit                                                           (402)                  (306)
         Net increase (decrease) in premiums receivable, prepaid reinsurance
         premiums and unearned premiums                                                      (5,095)                 3,891
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                        2,120                 12,442
         Accrued investment income                                                              210                    (83)
         Deferred policy acquisition costs                                                    1,415                 (1,744)
         Income tax recoverable                                                               1,622                 (1,705)
         Other assets                                                                            20                     74
         Accounts payable and accrued expenses                                                  172                    789
         Other liabilities                                                                   (1,011)                    11
                                                                                      ---------------        ---------------
         Net cash provided by operating activities                                            2,803                 10,785
                                                                                      ---------------        ---------------

Cash flows from investing activities:
    Purchases of equity securities                                                           (3,062)               (11,957)
    Purchases of fixed maturities available for sale                                        (25,625)               (60,771)
    Purchases of fixed maturities held to maturity                                               --                 (9,949)
    Proceeds from sales of equity securities                                                  2,020                 12,753
    Proceeds from sales and maturities of fixed maturities available for sale                19,242                 57,972
    Proceeds from maturities and calls of fixed maturities held to maturity                   2,000                  9,000
    Change in short-term investments                                                             --                    449
                                                                                      ---------------        ---------------
         Net cash used by investing activities                                               (5,425)                (2,503)
                                                                                      ---------------        ---------------

Cash flows from financing activities:
    Issuance of common stock                                                                    410                    493
    Purchase of treasury stock                                                                   --                 (4,687)
    Officers' stock loans                                                                      (109)                  (546)
    Principal payments on capital lease obligations                                             (93)                   (90)
    Dividends paid                                                                           (1,198)                (1,213)
                                                                                      ---------------        ---------------
         Net cash used by financing activities                                                 (990)                (6,043)
                                                                                      ---------------        ---------------

(Decrease) increase in cash                                                                  (3,612)                 2,239
Cash, beginning of period                                                                    11,425                 12,045
                                                                                      ---------------        ---------------
Cash, end of period                                                                     $     7,813           $     14,284
                                                                                      ===============        ===============

Supplemental disclosure of cash flow information:
      Interest paid                                                                     $       120           $        109
      Taxes recovered                                                                            --                   (950)



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI" or the "Company") is an insurance holding company. Approximately 41% of the outstanding common stock of the Company was owned by Penn Independent Corporation ("Penn Independent") at September 30, 2001. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Penn-America Insurance Company ("Penn-America") and its wholly owned subsidiary, Penn-Star Insurance Company ("Penn-Star").

         Penn-America and Penn-Star underwrite commercial property and general liability insurance and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. Penn-America and Penn-Star can write business in all 50 states and the District of Columbia. The companies write business on both an admitted and excess and surplus lines basis in 36 states, on an admitted basis only in 2 states and on an excess and surplus lines basis only in 12 states and the District of Columbia.

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

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $2.8 million and $2.9 million for the three months ended September 30, 2001 and 2000, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $1.1 million and $400,000 for the three months ended September 30, 2001 and 2000, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $8.8 million and $8.4 million for the nine months ended September 30, 2001 and 2000, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $4.5 million and $2.9 million for the nine months ended September 30, 2001 and 2000, respectively.

Note 3 - Comprehensive Income (Loss)

           Accumulated other comprehensive income (loss) of the Company consists solely of unrealized gains or losses on investment securities net of applicable income tax expense or benefit and reclassification adjustments. Comprehensive income was $3.6 million for the three months ended September 30, 2001, compared with a comprehensive loss of $3.1 million for the three months ended September 30, 2000. Comprehensive income was $6.0 million for the nine months ended September 30, 2001 compared with a comprehensive loss of $1.9 million for the nine months ended September 30, 2000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Income (Loss) Per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                              Three months ended                Nine Month Ended
(in thousands, except per share data)                           September 30,                    September 30,
                                                         ------------------------           ------------------------
                                                          2001              2000             2001             2000
                                                         -------          -------           -------          -------
Basic per share computation:
Net income (loss)                                        $ 1,551          $(5,078)          $ 3,512          $(4,157)


Weighted average common shares outstanding                 7,625            7,558             7,603            7,714
                                                         -------          -------           -------          -------

Basic net income (loss) per share                        $  0.20          $(0.67)           $  0.46          $ (0.54)
                                                         =======          =======           =======          =======

Diluted per share computation:
Net income (loss)                                        $ 1,551          $(5,078)          $ 3,512          $(4,157)


Weighted average common shares outstanding                 7,625            7,558             7,603            7,714


Additional shares outstanding after the assumed
      exercise of stock options by applying the
      treasury stock method                                   63                *                57                *
                                                         -------          -------           -------          -------


Total shares                                               7,688            7,558             7,660            7,714
                                                         =======          =======           =======          =======

Diluted net income (loss)  per share                     $  0.20          $ (0.67)          $  0.46          $ (0.54)
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

         The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                        Three months ended September 30, 2001
                                                      -------------------------------------
                                                                     Personal
                                                   Commercial       Automobile         Total
                                                  ------------------------------------------
Premiums earned                                        $20,946         $    0      $ 20,946
Net investment income from insurance operations          1,926             85         2,011
                                                  ------------------------------------------
Total segment revenues                                  22,872             85        22,957
                                                  ------------------------------------------
Segment losses and loss adjustment expenses             14,553              0        14,553
Segment expenses                                         5,731              5         5,736
                                                  ------------------------------------------
Total segment expenses                                  20,284              5        20,289
                                                  ------------------------------------------
Segment income                                         $ 2,588         $   80       $ 2,668
                                                  ------------------------------------------
Unallocated items:
Net investment income from equity                                                       880
Unallocated expenses                                                                 (1,430)
Income tax expense                                                                     (567)
                                                                                 -----------
Net income                                                                           $1,551
                                                                                 ===========

                               PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                         Notes to Unaudited Consolidated Financial Statements
                                              (continued)


Note 5- Segment Information (Continued)

 (in thousands)                                               Three months ended September 30, 2000
                                                              -------------------------------------
                                                                            Personal
                                                        Commercial         Automobile           Total
                                                         --------           --------          --------
Premiums earned                                          $ 22,749           $    617          $ 23,366
Net investment income from insurance operations               831                100               931
                                                         --------           --------          --------
Total segment revenues                                     23,580                717            24,297
                                                         --------           --------          --------
Segment losses and loss adjustment expenses                24,359                187            24,546
Segment expenses                                            5,367                217             5,584
                                                         --------           --------          --------
Total segment expenses                                     29,726                404            30,130
                                                         --------           --------          --------
Segment income (loss)                                    $ (6,146)          $    313          $ (5,833)
                                                         --------           --------          --------
Unallocated items:
Net investment income from equity                                                                  674
Unallocated expenses                                                                            (2,750)
Income tax benefit                                                                               2,831
                                                                                              --------
Net loss                                                                                      $ (5,078)
                                                                                              ========



(in thousands)                                                Nine months ended September 30, 2001
                                                              ------------------------------------
                                                                            Personal
                                                        Commercial         Automobile           Total
                                                         --------           --------          --------

Premiums earned                                           $66,172            $    22           $66,194
Net investment income from insurance operations             5,360                240             5,600
                                                         --------           --------          --------
Total segment revenues                                     71,532                262            71,794
                                                         --------           --------          --------
Segment losses and loss adjustment expenses                48,233             (1,493)           46,740
Segment expenses                                           18,880                 15            18,895
                                                         --------           --------          --------
Total segment expenses                                     67,113             (1,478)           65,635
                                                         --------           --------          --------
Segment income                                            $ 4,419            $ 1,740           $ 6,159
                                                         --------           --------          --------
Unallocated items:
Net investment income from equity                                                                2,724
Unallocated expenses                                                                            (4,151)
Income tax expense                                                                              (1,220)
                                                                                              --------
Net income                                                                                      $3,512
                                                                                              ========






(in thousands)                                                 Nine months ended September 30, 2000
                                                               ------------------------------------
                                                                            Personal
                                                        Commercial         Automobile           Total
                                                         --------           --------          --------
Premiums earned                                          $ 63,616           $  3,776          $ 67,392
Net investment income from insurance operations             3,332                402             3,734
                                                         --------           --------          --------
Total segment revenues                                     66,948              4,178            71,126
                                                         --------           --------          --------
Segment losses and loss adjustment expenses                54,047              2,398            56,445
Segment expenses                                           17,904              1,358            19,262
                                                         --------           --------          --------
Total segment expenses                                     71,951              3,756            75,707
                                                         --------           --------          --------
Segment income (loss)                                    $ (5,003)          $    422          $ (4,581)
                                                         --------           --------          --------
Unallocated items:
Net investment income from equity                                                                2,702
Unallocated expenses                                                                            (5,229)
Income tax benefit                                                                               2,951
                                                                                              --------
Net loss                                                                                      $ (4,157)
                                                                                              ========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

Three Months Ended September 30, 2001 and 2000

         Premiums earned decreased 10.4% to $20.9 million for the three months ended September 30, 2001 from $23.4 million for the three months ended September 30, 2000. The Company previously announced that it was exiting both commercial and non-standard personal automobile business. Earned premiums for these exited lines of business decreased $1.8 million, or 69.1% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. In addition, the Company's core commercial lines earned premiums (excluding exited lines of business) decreased $0.6 million, or 2.9%, due to the withdrawal from writing certain classes of residential contractors.

         Gross written premiums decreased 17.4% for the three months ended September 30, 2001 to $23.6 million compared to $28.5 million for the three months ended September 30, 2000. Of this decline, $3.4 million resulted from the Company's decision in October 2000 to exit the commercial automobile line of business.

         Net written premiums decreased 16.6% for the three months ended September 30, 2001 to $21.1 million compared to $25.3 million for the three months ended September 30, 2000. This is primarily due to the Company's decision to exit the commercial automobile line of business which accounts for $2.7 million of the decline.

         Net investment income increased 3.6 % to $2.9 million for the three months ended September 30, 2001, from $2.8 million for the three months ended September 30, 2000. This increase resulted principally from an increase in the investment yield of the fixed income investment portfolio and the growth in invested assets which were partially offset by a decline in interest rates on overnight cash balances.

         Losses and loss adjustment expenses decreased 40.7% to $14.6 million for the three months ended September 30, 2001, from $24.5 million for the three months ended September 30, 2000. The three months ended September 30, 2000 included a strengthening of prior year loss reserves of $7.6 million.

         Amortization of deferred policy acquisition costs ("DAC") decreased 25.0% to $5.0 million for the three months ended September 30, 2001, from $6.6 million for the three months ended September 30, 2000 due to a reduction in overall commissions which are a function of the decline in earned premium.

         Other underwriting expenses increased 33.4% to $2.0 million for the three months ended September 30, 2001, from $1.5 million for the three months ended September 30, 2000.

         The overall statutory combined ratio for the Company decreased to 100.5 for the three months ended September 30, 2001, from 139.5 for the three months ended September 30, 2000, primarily due to the decrease in the loss ratio to
69.5 in 2001 compared to 105.1 in 2000. The ratios for the three months ended September 30, 2000 included a strengthening of prior year loss reserves of $7.6 million which added 32.4 points to the ratio for that period. The expense ratio was 31.0 for the three months ended September 30, 2001 and 34.4 for the three months ended September 30, 2000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

         The factors described above resulted in net income for the three months ended September 30, 2001 of $1.6 million or $0.20 per share (basic and diluted), compared to net loss of $5.1 million or $0.67 per share (basic and diluted) for the three months ended September 30, 2000.

Nine  Months Ended September 30, 2001 and 2000

         Premiums earned decreased 1.8% to $66.2 million for the nine months ended September 30, 2001 from $67.4 million for the nine months ended September 30, 2000. Premiums earned for the Company's core commercial lines (excluding exited lines of business) increased $3.1 million, or 5.3%. This was offset by a decrease in premiums earned on the exited commercial and non-standard personal automobile lines of business of $4.3 million, or 49.4%.

         Gross written premiums decreased 14.6% for the nine months ended September 30, 2001 to $71.0 million compared to $83.1 million for the nine months ended September 30, 2000. Of this decline, $10.4 million is attributable to the Company's decision to exit the commercial and non-standard personal automobile lines of business.

         Net written premiums decreased 14.5% for the nine months ended September 30, 2001 to $63.0 million compared to $73.7 million for the nine months ended September 30, 2000. This is due primarily to the Company's decision to exit the commercial and non-standard personal automobile lines of business.

         Net investment income increased 11.9% to $8.5 million for the nine months ended September 30, 2001, from $7.6 million for the nine months ended September 30, 2000. This increase resulted principally from an increase in the investment yield of the fixed income investment portfolio and the growth in invested assets, partially offset by a decline in interest rates on overnight cash balances.

         Losses and loss adjustment expenses decreased 17.2% to $46.7 million for the nine months ended September 30, 2001, from $56.4 million for the nine months ended September 30, 2000. The nine months ended September 30, 2000 included a strengthening of prior year loss reserves of $9.4 million.

         Amortization of deferred policy acquisition costs ("DAC") decreased 11.0% to $17.2 million for the nine months ended September 30, 2001 compared to $19.3 million for the nine months ended September 30, 2000. This is due to a reduction in overall commissions which are a function of the decline in earned premiums.

         Other underwriting expenses increased 18.2% to $5.2 million for the nine months ended September 30, 2001, from $4.4 million for the nine months ended September 30, 2000.

         The overall statutory combined ratio for the Company decreased to 103.9 for the nine months ended September 30, 2001, from 118.6 for the nine months ended September 30, 2000, primarily due to the decrease in the loss ratio to
70.6 in 2001 compared to 83.8 in 2000. The loss ratio for the nine months ended September 30, 2000 included the effect of a prior year loss reserve strengthening of $9.4 million that added 13.9 points to the ratios for that period. The expense ratio decreased to 33.3 for the nine months ended September 30, 2001, compared to 34.8 for the nine months ended September 30, 2000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

         The factors described above resulted in net income for the nine months ended September 30, 2001 of $3.5 million or $0.46 per share (basic and diluted), compared to net loss of $4.2 million or $0.54 per share (basic and diluted) for the nine months ended September 30, 2000.

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

         Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using this criteria, the available ordinary dividend for 2001 is $5.5 million. No ordinary dividends were paid to PAGI in 2000. In 2000, Penn-America paid a $6.4 million return of capital to PAGI, after receiving approval from the Pennsylvania Insurance Department, which PAGI used to repurchase stock and to pay dividends and PAGI operating expenses. Penn-America paid ordinary dividends of $1.1 million to PAGI in 2001 through September 18, 2001.

         Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2001, compared to $10.8 million provided by operating activities for the nine months ended September 30, 2000.

         Net cash used by investing activities was $5.4 million for the nine months ended September 30, 2001, compared to $2.5 million for the nine months ended September 30, 2000.

         Net cash used by financing activities was $1.0 million for the nine months ended September 30, 2001, compared to $6.0 million for the nine months ended September 30, 2000. In 2000, $4.7 million was used to purchase treasury stock, and no such purchases were made in 2001.

         Statutory surplus as of September 30, 2001 increased to $61.9 million from $55.5 million as of December 31, 2000. This increase is due to statutory net income of $5.0 million and a $3.3 million net positive impact from adopting the standard set of statutory accounting principles known as "codification."

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

         The Company's fixed maturity portfolio of $151.8 million was 86.0% of the total investment portfolio as of September 30, 2001. Approximately 97% of these securities were rated "A" or better by Standard & Poor's or Moody's. The average duration of the fixed maturity portfolio as of September 30, 2001 was approximately 3.6 years. Equity securities, the majority of which consist of preferred stocks and exchange traded funds, were $24.7 million or 14.0% of total investments as of September 30, 2001.

         As of September 30, 2001, the investment portfolio contained $50.6 million of mortgage/asset-backed obligations, which represents 28.6% of the total investments as of September 30, 2001. All of these securities were "AA"-rated or better and 75.5% were "AAA"-rated by Standard & Poor's or Moody's. These securities, which were issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of September 30, 2001.

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

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              On August 16, 2001, the Company filed a current report on Form 8-K announcing the availability of second quarter statements of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's website, in hard copy from the Company, or from the Pennsylvania Insurance Department.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Penn-America Group, Inc.




Date:  November 13, 2001                By:     /s/ Jon S. Saltzman
       -----------------                        -----------------------------
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