Form 10-K
period 2001-12-31
PENN AMERICA GROUP INC
filed 2002-03-28
CIK 910110

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

         For the fiscal year ended December 31, 2001
                                   -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to __________

                      Commission file Number  022316

                            PENN-AMERICA GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Pennsylvania                                    23-2731409
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

        420 S. York Road, Hatboro, PA                   19040
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code       (215) 443-3600
                                                         --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 22, 2002, the aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant was approximately $69,149,535. As of March 22, 2002, there were 7,697,469 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's annual report to stockholders for the fiscal year-ended December 31, 2001 are incorporated by reference in Parts I, II and IV of this report.

Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 2002 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference in Part III of this report.

                            PENN-AMERICA GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2001

                                                                            Page
                                     PART I
ITEM    1.  BUSINESS.....................................................     3

ITEM    2.  PROPERTIES...................................................    15

ITEM    3.  LEGAL PROCEEDINGS............................................    15

ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY-HOLDERS.............................................    15


                                     PART II

ITEM    5.  MARKET FOR REGISTRANT'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS..............................    16

ITEM    6.  SELECTED FINANCIAL DATA......................................    16

ITEM    7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    16

ITEM    7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..................................................    16

ITEM    8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    16

ITEM    9.  CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE...................................................    16

                                    PART III

ITEM   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT...................................................    17

ITEM   11.  EXECUTIVE COMPENSATION.......................................    17

ITEM   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT........................................    17

ITEM   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    17

                                     PART IV

ITEM   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K..........................................    18

                                     PART I

ITEM 1. BUSINESS

General

Penn-America Group, Inc. ("PAGI") is a specialty property and casualty insurance holding company which, through its subsidiary, Penn-America Insurance Company ("Penn-America") and its subsidiary, Penn-Star Insurance Company ("Penn-Star") (collectively the "Company"), markets and underwrites commercial property, general liability and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. Penn-America can write business in all fifty states and the District of Columbia. The Company writes business on both an admitted and non-admitted (excess and surplus lines) basis in thirty-six states, on only an admitted basis in two states and on only a non-admitted basis in twelve states and the District of Columbia.

Penn-America Insurance Company was formed in 1975 by Irvin Saltzman, who began working in the insurance industry in 1947 when he founded a general agency. The Company completed an initial public offering ("IPO") on October 28, 1993, at a price of $6.00 per share, which was then followed by a secondary offering in July of 1997 where 3,025,000 shares were sold by the Company for net proceeds of approximately $14.50 per share. Currently, the Saltzman family, substantially through their ownership of Penn Independent Corporation ("Penn-Independent"), owns approximately 40% of the Company's Common Stock. Jon S. Saltzman, Irvin Saltzman's son, is President and Chief Executive Officer of the Company and has been employed by the Company since 1986. Prior to 1986, Jon Saltzman was employed by Penn Independent from 1976 to 1986.

Marketing and Distribution

Penn-America's commercial insureds consist primarily of small, "Main Street" businesses including restaurants, mercantiles and non-residential service contractors. In addition, the Company has developed customized products and coverages for other small commercial insureds such as daycare facilities, fitness centers and special events. The Company believes it has benefited from a general migration of small businesses out of urban centers and into suburban and rural areas. Industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, among other factors, have contributed to the high growth in the number of small businesses in these areas. The Company selects only insurance lines of business and industry segments for which it reasonably can estimate future loss costs and the resulting price levels needed to produce a satisfactory return to the Company. Therefore, the Company avoids high-hazard risks and high-hazard lines of business such as medical malpractice and environmental liability.

Penn-America markets its products through fifty-seven general agents, who in turn produce business through more than 25,000 retail insurance brokers located throughout the United States. The Company focuses on serving the insurance needs of small businesses in small towns and rural areas that are serviced by retail insurance brokers with limited access to larger, standard lines insurers. The Company believes that larger, standard lines insurers, which often limit their underwriting to larger policies and to certain risk classes, generally underserve these markets. Penn-America believes that its distribution network enables it to effectively access these numerous small markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of its general agents. This access also is enabled by the local market knowledge and expertise of these general agents and their retail insurance brokers.

Penn-America's distribution strategy is to maintain strong relationships with a select group of high-quality general agents. The Company believes that its network comprises a smaller, higher-quality group of agents than its competitors. The Company carefully selects a limited number of general agents based on their experience and reputation and strives to preserve each agent's franchise value within its marketing territory. The Company seeks to grow with these general agents and develop strong, long-standing relationships by providing a high level of service and support. The success of the Company's strategy is demonstrated by its strong and consistent growth. From 1992 to 2001, commercial gross written premiums grew at an 18% compound annual rate from $22.6 million to $98.4 million while the number of general agents rose from 38 to 57.

Core Commercial Business

The Company underwrites its core commercial business (excluding the Company's exited commercial automobile business - see Exited Lines, below) on a Binding Authority, Submit and Specialty Lines basis.

Binding Authority business accounted for approximately 88% of the Company's core commercial gross written premiums in 2001. Of this amount, approximately 85% is bound by general agents in accordance with the Company's underwriting manual. New and renewal Binding Authority business issued by the general agents is reviewed on a continuous basis to ensure that the Company's underwriting guidelines are followed. The Company provides its general agents with a comprehensive, regularly updated underwriting manual, which also is available online through a private intranet site called PennLink. This manual clearly outlines the Company's risk eligibility, pricing, underwriting guidelines and policy issuance instructions. Penn-America closely monitors the underwriting quality of its business through online system edits and in-force account reviews. The Company also periodically audits each agent's office to determine if the Company's underwriting guidelines are followed in all aspects of risk selection, underwriting compliance, policy issuance and pricing. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. Payments of these contingent profit commissions have been through the issuance of shares of PAGI common stock and cash. Since 1996, the Company has awarded agents approximately 184,000 shares of PAGI common stock through its contingent profit commission structure.

 The Company began writing business on a Submit basis in 1999 in response to general agents who had risks similar to the Company's risk profile but were outside of their underwriting authority. This provides a market to the Company's general agents for approximately fifty classes of business. One hundred percent of the business is quoted and bound by Penn-America underwriters; general agents have no binding authority. This business accounted for approximately 5% of core commercial gross written premiums in 2001.

Specialty Lines business, which accounted for 7% of the Company's core commercial gross written premiums in 2001, represents specialized underwriting and marketing programs for individual general agents based upon specific territorial needs and opportunities. An individual general agent typically is given exclusive marketing authority for a special program subject to territorial limitations. The Company believes it can achieve superior underwriting results and expense savings on these programs. The Company continuously is developing specialized programs for certain industry segments to meet the needs of insureds in these segments. For example, Penn-America has developed programs for cargo and Alaskan dwellings. Collectively, these programs are a significant benefit to Penn-America's marketing efforts.

Exited Lines

The Company offered commercial automobile coverage from 1998 through the first quarter of 2001. In late 2000, the Company announced that it was exiting this line of business due to unsatisfactory underwriting results. No new policies have been written since the first quarter of 2001 and all policies are being non-renewed. Gross written premiums for commercial automobile business decreased to $1.1 million in 2001 from $11.5 million in 2000 and $7.0 million in 1999.

The Company exited the non-standard personal automobile business in 1999 and, as a result, gross written premiums declined to $2,000 in 2001 from $2.8 million in 2000 and $11.5 million in 1999.

Financial Information About Business Segments

The Company has two reportable segments: personal lines and commercial lines. The Company exited the non-standard personal automobile business in 1999 and announced that it would run-off its remaining portfolio of such business. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. These segments were managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in Note 1 to the audited financial statements, incorporated herein by reference. The Company evaluates segment profit based on profit or loss from operating activities. Segment profit or loss from operations is pre-tax and does not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes income taxes, unallocated expenses and investment income attributable to equity. The aforementioned segment information is presented in Note 8 to the audited financial statements incorporated herein by reference.

The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:


                                                                         Years ended December 31,
                          -----------------------------------------------------------------------------------------------------
                                       2001                              2000                                1999
                          -------------------------------    ------------------------------     -------------------------------
(Dollars in Thousands)       Amount            Percent           Amount           Percent           Amount           Percent
                             ------            -------           ------           -------           ------           -------
Pacific                       $ 15,613            15.9%          $ 19,961            18.2%           $21,404            22.3%
Midwest                         17,338            17.6             21,768            19.8             17,516            18.2
South                           17,021            17.3             16,539            15.1             13,812            14.4
Southwest                       12,306            12.5             15,532            14.1             13,971            14.6
Mid-Atlantic                    17,633            17.9             17,253            15.7             12,496            13.0
Mountain/Northwest               8,088             8.2             10,457             9.5             10,849            11.3
New England                     10,413            10.6              8,281             7.6              5,935             6.2
                          --------------     ------------    ---------------    ------------    ---------------    ------------
                              $ 98,412           100.0%          $109,791           100.0%           $95,983           100.0%
                          ==============     ============    ===============    ============    ===============    ============

Lines of Business

The following table sets forth an analysis of gross written premiums by specific product lines during the periods indicated:

                                                                           Years ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                          2001                                 2000                             1999
                                  -----------------------------   -------------------------------   ------------------------------
(Dollars in thousands)                Amount         Percent          Amount          Percent           Amount         Percent
                                      ------         -------          ------          -------           ------         -------
Core commercial lines
Special property                     $10,118           10.3%              $5,930           5.4%            $ 5,374        5.6%

CMP - property                        36,381           37.0               32,677          29.8              25,418       26.5

CMP - liability                       27,348           27.8               27,660          25.2              21,649       22.6

Other & product liability             23,483           23.8               29,268          26.6              24,966       26.0
                                  -----------      ------------   ---------------  --------------   --------------- --------------
          Total core commercial                        98.9                                                              80.7
                                      97,330                              95,535          87.0              77,407
Exited lines

Commercial auto liability                874            0.9                8,779           8.0               5,477        5.7

Commercial auto physical damage          206            0.2                2,690           2.5               1,569        1.6

Personal lines                             2            -                  2,787           2.5              11,530       12.0
                                  -----------      ------------   ---------------  --------------   --------------- --------------

          Total exited lines           1,082            1.1               14,256          13.0              18,576       19.3
                                  -----------      ------------   ---------------  --------------   --------------- --------------
Total gross written premiums        $ 98,412          100.0%            $109,791         100.0%            $95,983      100.0%
                                  ===========      ============   ===============  ==============   =============== ==============


o The Company's Commercial General Liability insurance is written on an occurrence policy form (as opposed to a claims-made policy form) and provides limits generally ranging from $25,000 to $3 million per occurrence, with the majority of such policies having limits between $500,000 and $1 million. The Company's general liability policies provide for defense and related expenses in addition to per occurrence and aggregate policy limits.

o The Company's Commercial Property lines provide limits usually no higher than $2 million per risk, with almost all of the policies being written at limits of $1 million per risk or less.

o The Company writes Commercial Multi-Peril policies that provide the same commercial property and general liability coverages bundled together as a "package" for its insureds. The limits on these policies are the same as if written on a monoline basis.

o The Company also offers Commercial Umbrella policies to enhance its commercial multi-peril and commercial general liability writings. Commercial umbrella insurance is written for limits up to $5 million per occurrence. For commercial umbrella coverage, Penn-America usually writes the primary $1 million liability limit.

o Commercial Automobile policies were written with liability limits up to $1 million per occurrence.

o Non-Standard Personal Automobile policies were written with liability limits up to $100,000 per person and $300,000 per occurrence.

Pricing

In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on benchmarks and forms promulgated by the Insurance Services Office ("ISO"). ISO makes available to its members advisory rating, statistical and actuarial services, policy language and other related services. ISO currently provides such services to more than 1,500 property and casualty insurance companies in the U.S. One of the services that ISO provides is an actuarial-based estimate of the expected loss cost for risks in each of approximately 1,000 risk classifications. These benchmark loss costs reflect an analysis of the loss and allocated loss adjustment expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class. Also, the historical results for a particular class may not be sufficient to provide actuarially meaningful results.

The Company primarily uses ISO statistics as a benchmark for risk selection and pricing. Other carriers may or may not rely as heavily on this information, and several of the larger standard carriers have developed their own actuarial databases. As a general rule, most standard lines insurers set rates lower than ISO benchmarks. However, the Company, because of its strategy of providing insurance to underserved markets, typically charges 100% or more of prescribed ISO benchmarks. Generally, the Company establishes a pricing strategy on a country-wide basis that is designed to support its loss costs and operating expenses plus a targeted return on equity. This pricing strategy is regionalized to incorporate variables such as historical loss experience, the types and lines of business written and state regulatory considerations. The Company provides its general agents with pricing flexibility on a per-policy basis, with the objective that in the aggregate, the weighted average premium of all new and renewal commercial policies written by a general agent are at approximately 110-150% of ISO benchmarks.

Claims Management and Administration

Commercial Claims:
The Company's approach to commercial claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof and to provide a high level of service and support to general agents, retail insurance brokers and insureds throughout the claims process. The Company's commercial general agents have no authority to settle commercial claims or otherwise exercise control over the claims process. All commercial lines claims are supervised and processed centrally by the Company's claims management staff. Senior claims management reviews all claims greater than $25,000.

Discontinued Personal Automobile Claims:
All claims for the personal automobile business are handled by the Company's internal claims unit. Prior to February 1, 2000, if an automobile claim was in the States of California or Washington, they were handled by outside third-party claims management companies.

Reserves

The Company is directly liable for losses and loss adjustment expenses under the terms of the insurance policies that it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves for both reported and unreported claims.

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

In addition to case reserves, management establishes reserves on an aggregate basis to provide for Incurred But Not Reported Losses and Loss Adjustment Expenses ("IBNR"). The establishment of reserves for IBNR requires an estimate of the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to determine its estimate of ultimate liability. The techniques recognize, among other factors, the Company's and the industry's experience, historical trends in reserving patterns and loss payments, the pending level of unpaid claims, the cost of claim settlements, the line of business mix and the economic environment in which property and casualty insurance companies operate. Estimates continually are reviewed and, based on subsequent developments and new information, adjustments of the probable ultimate liability are included in operating results for the periods in which the adjustments are made. In general, reserves are established initially based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss adjustment expense reserves made no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in the Company's historical experience, or which cannot yet be quantified. The Company regularly analyzes its reserves and reviews its pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. The Company does not discount its loss reserves.

The following table represents the development of unpaid loss and loss adjustment expense reserves during the ten years ended December 31, 2001. The top of the table reflects the ten-year development of the Company's reserves, net of reinsurance. The bottom of the table reconciles 1992 through 2001 ending reserves to the gross reserves in the Company's consolidated financial statements. Prior to 1992, the Company developed its reserves on a net of reinsurance basis and restatement for those prior years is not presented. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available about the frequency and severity of claims. The cumulative redundancy or deficiency represents the aggregate change in the reserve estimates over all prior years.

                     1991      1992      1993      1994       1995       1996        1997      1998       1999     2000       2001
                   -----------------------------------------------------------------------------------------------------------------
Reserves
for unpaid         $25,681   $26,110    $26,830   $35,307    $46,512    $55,656    $68,863    $72,435    $75,633   $91,221   $94,046
losses and
loss adjustment

Expenses,
 as stated
 (In thousands)

a.  Net cumulative
 paid as of
  1 year later      $6,605    $7,381     $6,852   $12,383    $17,208    $23,660    $30,236    $36,449    $34,626    38,183
  2 years later     10,988    11,127     13,127    20,617     29,612     38,819     51,141     55,718     57,415
  3 years later     13,325    15,546     18,656    27,266     38,091     50,982     63,470     70,370
  4 years later     16,417    19,253     22,254    32,119     44,016     57,613     72,651
  5 years later     19,283    21,503     24,303    34,883     48,236     62,724
  6 years later     20,872    22,796     25,642    37,687     51,485
  7 years later     21,881    23,714     27,121    39,863
  8 years later     22,452    24,959     28,449
  9 years later     23,303    25,979
  10 years later    24,006

b.  Reserves
re-estimated as
of end of
year
  1 year later     $23,228   $24,478    $23,897   $33,601    $45,708    $55,997    $68,946    $80,855    $84,797   $91,257
  2 years later     22,383    21,945     23,489    34,281     47,225     57,913     76,217     86,351     86,863
  3 years later     20,471    22,032     24,558    36,453     47,378     63,575     79,881     86,899
  4 years later     20,819    22,767     26,335    36,359     50,704     67,310     81,226
  5 years later     21,726    23,935     26,380    38,768     54,245     68,567
  6 years later     22,550               27,532    41,425     54,740
                              24,143
  7 years later               24,776     29,050    42,095
                    22,761
  8 years later     23,117    26,485     29,804
  9 years later     24,280    26,948
  10 years later    24,644

Net cumulative
 redundancy
(deficiency)        $1,037     ($839)   ($2,974)  ($6,788)   ($8,228)  ($12,911)  ($12,363)  ($14,463)  ($11,230)     ($36)

Gross liability
for unpaid
losses and
loss adjustment
expenses,
as stated                    $31,703    $33,314   $44,796    $60,139    $70,728    $84,566    $88,937    $93,719  $115,314  $119,598

Reinsurance
recoverable                    5,593      6,484     9,489     13,627     15,072     15,703     16,502     18,086    24,093    25,552

Net liability
for unpaid
losses and
loss adjustment
expenses,
as stated                     26,110     26,830    35,307     46,512     55,656     68,863     72,435     75,633    91,221    94,046
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
1 year                        30,609     32,796    48,173     63,884     71,644     85,640     98,395    101,597   115,350
later

Reinsurance
recoverable
re-estimated                   6,131      8,899    14,572     18,176     15,647     16,694     17,540     16,800    24,093

Net liability
re-estimated -
1 year                        24,478     23,897    33,601     45,708     55,997     68,946     80,855     84,797    91,257
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
2 years                       30,390     36,243    53,009     66,405     74,312     92,832    104,664    104,137
later

Reinsurance
recoverable
re-estimated                   8,445     12,754    18,728     19,180     16,399     16,615     18,313     17,274

Net liability
re-estimated -
2 years                       21,945     23,669    34,281     47,225     57,913     76,217     86,351     86,863
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
3 years                       33,992     41,600    56,042     66,891     80,574     97,786    105,248
later

Reinsurance
recoverable
re-estimated                  11,960     17,042    19,589     19,513     16,999     17,905     18,349

Net liability
re-estimated -
3 years                       22,032     24,558    36,453     47,378     63,575     79,881     86,899
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
4 years                       38,165     43,824    56,167     68,927     84,831     98,244
later

Reinsurance
recoverable
re-estimated                  15,398     17,489    19,808     18,223     17,521     17,018

Net liability
re-estimated -
4 years                       22,767     26,335    36,359     50,704     67,310     81,226
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
5 years                       39,956     44,466    58,272     73,042     85,221
later

Reinsurance
recoverable
re-estimated                  16,021     18,086    19,504     18,797     16,654

Net liability
re-estimated -
5 years                       23,935     26,380    38,768     54,245     68,567
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
6 years                       40,670     45,595    61,814     72,978
later

Reinsurance
recoverable
re-estimated                  16,527     18,063    20,389     18,238

Net liability
re-estimated -
6 years                       24,143     27,532    41,425     54,740
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
7 years                       41,679     47,955    61,766
later

Reinsurance
recoverable
re-estimated                  16,903     18,905    19,671

Net liability
re-estimated -
7 years                       24,776     29,050    42,095
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
8 years                       43,958     48,032
later

Reinsurance
recoverable
re-estimated                  17,473     18,228

Net liability
re-estimated -
8 years                       26,485     29,804
later
                             ------------------------------------------------------------------------------------------------------
Gross liability
re-estimated -
9 years                       44,248
later

Reinsurance
recoverable
re-estimated                  17,300

Net liability
re-estimated -
9 years                       26,948
later
Gross cumulative
 deficiency                 ($12,545)  ($14,718) ($16,970)  ($12,838)  ($14,493)  ($13,678)  ($16,311)  ($10,418)    ($36)

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

                                                                           Years ended December 31,
                                                                    ---------------------------------------
                                                                       2001          2000         1999
                                                                    ------------  -----------  ------------
The Company:
SAP Basis
Loss and loss adjustment expense ratio                                   68.5          82.4         73.8
Expense ratio                                                            33.6          33.2         34.9
                                                                    ------------  -----------  ------------
Combined ratio                                                          102.1         115.6        108.7
                                                                    ============  ===========  ============


                                                                           Years ended December 31,




                                                                    ---------------------------------------
                                                                     2001 (1)      2000 (2)     1999 (2)
                                                                    ------------  -----------  ------------
Property and casualty insurance industry :
SAP Basis
Loss and loss adjustment expense ratio                                   88.0          81.5         78.8
Expense ratio                                                            25.9          27.5         27.8
Dividend ratio                                                             .5           1.4          1.3
                                                                    ------------  -----------  ------------
Combined ratio                                                          114.4         110.4        107.9
                                                                    ============  ===========  ============

(1) Source:  Industry Estimate for 2001, BestWeek, December 17, 2001 edition.
(2) Source:  Best's Aggregates & Averages, Property/Casualty United States 2001 Edition


Reinsurance

The Company purchases reinsurance through contracts called "treaties" to reduce its exposure to liability on individual risks and to protect against catastrophic losses. Reinsurance involves an insurance company transferring or "ceding" a portion of its exposure on a risk to another insurer (the "reinsurer"). The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer will be required to pay the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company's policy is to use only reinsurers that have an A.M. Best rating of "A- (Excellent)" or better and that have at least $500 million in policyholders' surplus.

Since September 2001, the Company's multiple-line excess of loss treaty reinsurance is with American Re, part of the Munich Re Group. American Re is rated "A++" (Superior) by A.M. Best. For the three years prior to September 1, 2001, General Reinsurance Corporation, rated "A++" (Superior) by A.M. Best, was the Company's reinsurer on their multiple-line excess of loss treaty. The following is a summary of the Company's multiple-line excess of loss reinsurance treaty:


Line of Business            Company Policy Limit                 Reinsurance Coverage / Company Retention
--------------------------- ----------------------------------- ----------------------------------------------------------------
Property                    $2.0 million per risk               $1.7 million per risk in excess of $300,000 per risk
Commercial Automobile       $1.0 million per occurrence         $750,000 per occurrence in excess of $250,000 per occurrence
General Liability           $3.0 million per occurrence         $2.5 million per occurrence in excess of $500,000 per
                                                                occurrence

The combined Company retention for any one loss resulting from a common occurrence involving both the property and general liability coverage on a single risk is $500,000. The Company also maintains casualty contingent excess coverage with American Re, which covers exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits (such as bad faith and errors and omissions) and liability actions brought by two or more of the Company's insureds against each other resulting from the same occurrence.

The Company offers umbrella liability policies up to $5.0 million per occurrence. These policies are reinsured with American Re for 90% of policy limits up to $1.0 million per occurrence and 100% of policy limits to $4.0 million in excess of $1.0 million per occurrence.

The Company maintains a catastrophic loss reinsurance program, the terms of which provide for 100% retention of the first $1.0 million per occurrence, reinsurance of 90.0% of $1.0 million per occurrence in excess of $1.0 million per occurrence and reinsurance of 100% of $23.0 million per occurrence in excess of $2.0 million per occurrence.

As of January 1, 2002, the Company's catastrophic loss reinsurance program includes: American Agricultural Insurance Company, Converium (North America), Converium (UK), Everest Reinsurance Company, Hannover Ruckversicherungs, PXRE Reinsurance Company, Shelter Reinsurance Company, Sirius International Insurance Corporation and XL Re Ltd. All of these reinsurers are rated A- (Excellent) or higher by A.M. Best and have policyholders' surplus greater than $500 million.

The Company may write individual policies with limits of liability greater than the aforementioned Company policy limits. These limits of liability are 100% reinsured on a facultative reinsurance basis.

Information regarding the amount of premiums written and ceded under reinsurance treaties is included in Note 5 to the audited financial statements, incorporated herein by reference.

Investments

The Company's investment policy seeks to maximize investment income consistent with the overriding objective of maintaining liquidity and minimizing risk. Approximately 93% of the Company's fixed-income securities as of December 31, 2001 were rated "A" or better by Standard & Poor's or an equivalent rating by Moody's. As of December 31, 2001, the Company's fixed-income investments had an effective average duration of approximately 3.5 years. Publicly traded equity securities, the majority of which consisted of preferred stocks, represented 16% of the Company's investment portfolio as of December 31, 2001.

As of December 31, 2001, the Company's investment portfolio contained $48.8 million of mortgage-backed and asset-backed and collateral mortgage obligations. All of these securities were rated "AA-" or better by Standard & Poor's or Moody's and 75% were "AAA" or better by Standard & Poor's or Moody's, are publicly traded, and have market values obtained from an external pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. Although the Company is permitted to invest in other derivative financial instruments, real estate mortgages and real estate, the Company does not invest in these financial instruments and does not have any such investments in its investment portfolio.

The Company's investment portfolio is under the direction of its Investment Committee, which is comprised of selected members of the Company's Board of Directors and officers of the Company. The Investment Committee establishes and monitors the Company's investment policies, which are intended to maximize after-tax income while maintaining a high level of quality and liquidity in its portfolio for insurance operations. All investment transactions are approved by the Investment Committee.

The Investment Committee has retained General Re-New England Asset Management, Inc, a wholly-owned subsidiary of General Re Corporation, to manage its investment portfolio in accordance with the investment strategy adopted by the Investment Committee.

The following table shows the classifications of the Company's investments at December 31, 2001:

                                                                         Amount
                                                                       reflected
                                                    Fair               on balance          Percent of
                                                   value                 sheet               total
                                              -----------------     -----------------    ---------------
                                                                     (In thousands)
Fixed maturities:
   Available for sale:
      U.S. Treasury securities and obligations
          of U.S. government agencies                   $  4,195          $  4,195              2.4%

      Corporate securities                                52,021            52,021             29.6

      Mortgage-backed securities                          27,316            27,316             15.6

      Other structured securities                         21,462            21,462             12.2

      Municipal securities                                21,004            21,004             12.0

      Public utilities                                     9,255             9,255              5.3
                                                        --------          --------            -----

         Total available for sale                        135,253           135,253             77.1
                                                        --------          --------            -----

   Held to maturity
      U.S. Treasury securities and obligations
          of U.S. government agencies                     14,025            13,812              7.9

      Corporate securities                                   290               276              0.1

      Public utilities                                     1,002               996              0.6
                                                        --------          --------            -----

         Total held to maturity                           15,317            15,084              8.6
                                                        --------          --------            -----


         Total fixed-maturity securities                 150,570           150,337             85.7
                                                        --------          --------            -----
   Equity securities:
      Common stock                                         7,977             7,977              4.5
      Preferred stock                                     17,172            17,172              9.8
                                                        --------          --------            -----


         Total equity securities                          25,149            25,149             14.3
                                                        --------          --------            -----


   Total investments                                    $175,719          $175,486            100.0%
                                                        ========          ========            =====

The chart presented on Page 19 of the Company's Annual Report, incorporated herein by reference, sets forth the composition of the Company's portfolio of fixed-income investments by rating at December 31, 2001. The market risk of the Company's investment portfolio is described on pages 19 and 20 of the Company's Annual Report and is incorporated herein by reference.

Footnote 4 to the audited financial statements, incorporated herein by reference, sets forth the net investment income results of the Company for 2001, 2000 and 1999.

Competition

The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region and offering in some cases only a single product. The Company competes with a significant number of these insurers in attracting quality general agents and in selling insurance products. Many of the Company's existing or potential competitors are larger excess and surplus lines and specialty admitted insurers which have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. The Company believes that in order to be successful in its market, it must be aware of pricing cycles, must be able to minimize the impact of such cycles through tight expense control and superior customer service. Another competitive factor is the rating assigned by independent rating organizations such as A.M. Best Company. Penn-America and Penn-Star currently have a pooled rating from A.M. Best of "A-"(Excellent).

The Company believes that its distribution strategy, which is based on building and maintaining strong relationships with a small number of high quality general agents that are enabled with the latest technological innovation, provides a competitive advantage in the markets it targets. The "Marketing and Distribution" section included herein more fully describes the elements of the strategies which the Company believes provide this competitive advantage.

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

Insurance Holding Company Laws. Pennsylvania, the Companies' state of domicile, has laws governing insurers and insurance holding companies. The Pennsylvania statutes generally require insurers and insurance holding companies to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Under the statutes, a person must generally obtain the Pennsylvania Insurance Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of the company or any of its insurance company subsidiaries. The insurance department's determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition would be reduced. All transactions within a holding company's group affecting an insurer must be fair and reasonable and the insurer's policyholders' surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company group.

Dividend Restrictions. PAGI is a holding company, the principal asset of which is the common stock of Penn-America. The principal source of cash for the payment of dividends to PAGI's stockholders, PAGI operating expenses and repurchase of PAGI stock is dividends from Penn-America. Penn-America's principal sources of funds are operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America and Penn-Star principally to pay claims and operating expenses, to purchase investments and to make dividend and other payments to PAGI.

Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2002 is $6,473,325. Ordinary dividends paid by Penn-America to PAGI in 2001 were $1.6 million. No ordinary dividends were paid to PAGI in 2000. Rather, Penn-America paid a $6.4 million return of capital to PAGI in 2000, after receiving approval from the Pennsylvania Insurance Department, which PAGI used to repurchase stock and pay dividends and PAGI operating expenses.

Insurance Guaranty Funds. Under insolvency or guarantee laws in states in which Penn-America is licensed as an admitted insurer (and in New Jersey), organizations have been established (often referred to as guaranty funds) with the authority to assess admitted insurers up to prescribed limits for the claims of policyholders insured by insolvent, admitted insurance companies. Surplus lines insurance companies are generally not subject to such assessments except in New Jersey and their policyholders are not eligible to file claims against the guaranty funds.

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

Employees

The Company has approximately 100 employees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

Item 2.              Properties

The Company leases approximately 23,000 square feet in an office building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and certain of its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement renewed June 30, 2000 that expires on June 30, 2005, and provides for an annual rental payment of $357,247. This amount is considered by the Company to be at fair market value.

ITEM 3.             Legal Proceedings

The Company's insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. Penn-America has been named as a defendant in litigation commenced in the Superior Court of California, County of Los Angeles, on November 6, 2000 and in an identical suit on December 18, 2000 in the County of Orange relating to our exited non-standard personal automobile business. It is not possible at this time to evaluate the probability of a favorable or unfavorable outcome, nor is it possible to estimate the amount of loss, if any. Management believes that its position is defensible as to such litigation and is of the opinion that the amount of loss, if any, will not have a material effect on the Company's financial statements. The Company is involved in no other pending or threatened legal or administrative proceedings which management believes might have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during 2001 to a vote of holders of PAGI's common stock.

                                     PART II

ITEM 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters

The "Market for Registrant's Common Stock and Related Security Holder Matters" section on the inside back cover of the Company's Annual Report to stockholders for the year ended December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

The "Selected Consolidated Financial Data" section on page 12 of the Company's Annual Report to stockholders for the year ended December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section on pages 13 to 21 of the Company's Annual Report to stockholders for the year ended December 31, 2001, which is included as Exhibit
(13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The "Quantitative and Qualitative Disclosures About Market Risk" section on pages 19 to 20 of the Company's Annual Report to stockholders for the year ended December 2001, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements on pages 24 to 42 of the Company's Annual Report to stockholders for the year ended December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          Directors and Executive Officers of the registrant

The Director's information will be in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

Executive Officers of the Registrant as of March 15, 2002 are as follows:

Irvin Saltzman        79    Chairman  of the  Board  of  Directors  of PAGI  and
                            Penn-America

Jon S. Saltzman       44    President  and Chief  Executive  Officer of PAGI and
                            Penn-America

Joseph F. Morris      47    Senior Vice President,  Chief Financial  Officer and
                            Treasurer of PAGI and Penn-America

Garland P. Pezzuolo   37    Vice  President,  Secretary  and General  Counsel of
                            PAGI and Penn-America

ITEM 11.          EXECUTIVE COMPENSATION

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

a.) The following consolidated financial statements, financial statement schedules and exhibits are filed as part of this report:

1.       Consolidated Financial Statements

                                                                                                                          Page*
                                                                                                                      --------------

              Consolidated Balance Sheets at December 31, 2001 and 2000                                                    24
              Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
                                                                                                                           25
              Consolidated  Statements of  Stockholders'  Equity for the years ended December 31, 2001, 2000
                       and 1999.                                                                                           26
              Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
                                                                                                                           27
              Notes to Consolidated Financial Statements                                                                  28-42
              Independent Auditors' Report for the years 2001, 2000 and 1999                                               23

The following consolidated financial statement schedules for the years 2001, 2000, and 1999 are submitted herewith:

2.       Financial Statement Schedules.
                                                                                                                          Page
                                                                                                                        ---------

              Schedule I.       Summary of Investments - Other Than Investments in Related Parties                         26
              Schedule II.      Condensed Financial Information of Parent Company                                        27-29
              Schedule III.     Supplementary Insurance Information                                                        30
              Schedule IV.      Reinsurance                                                                                31
              Schedule VI.      Supplemental Insurance Information Concerning Property and Casualty                        32
                                Operations
              Independent Auditors' Consent and Report on Schedules (filed as Exhibit 23)

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.       Exhibit Index:                                                                                                   19-25




--------
* Refers to the respective page of Penn-America Group's 2001 Annual Report to Stockholders attached as Exhibit (13). The Consolidated Financial Statements and Independent Auditors' Report on pages 23 to 42 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

                                  Exhibit Index


        Exhibit No.             Description

            3.1 Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

            3.2         Bylaws of the Registrant, incorporated by reference to
                        Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993.

            10.3 1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

            10.3(i) Endorsements Nos. 4 through 6 (Termination Endorsement) to Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, filed with the Securities and Exchange Commission with Registrant's Report on Form 10-K for the period ended December 31, 1995.

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

            10.7(i) Amendment effective January 1, 1995 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission.

            10.7(ii) Amendments dated January 1, 1996, and March 1, 1996, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

            10.7(iii)   Amendment dated March 1, 1997, to August 20, 1993
                        Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1997, which has been filed with the Securities and Exchange Commission.

            10.7(iv) Amendment dated January 1, 1999, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission.

        Exhibit No.             Description

            10.7(v) Amendment dated January 1, 2000, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

            10.7(vi) Amendment dated July 1, 2000, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

            10.7(vii)   Amendment dated January 1, 2001, to August 20, 1993
                        Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs.

            10.9 Restated Investment Advisory Agreement effective July 1, 1990, between Penn America and Carl Domino Associates, L.P., incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993.

            10.9(i) Amended Investment Advisory Agreement effective September 1, 1997, between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P., filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the Securities and Exchange Commission.

            10.9(ii) Agreement dated April 15, 1997, between and among General Re New England Asset Management, Inc., Penn-America, and its subsidiary, Penn-Star filed with the Registrant's Report on Form 10-K for the period ending December 31, 1997, which was filed with the Securities and Exchange Commission.

            10.9(iii)   Investment Advisory Agreement effective February 19,
                        1999, between Penn-America Insurance Company and Madison
                        Monroe, Inc., filed with Registrant's Report on Form
                        10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

            10.9(iv) Notice of Termination effective July 1, 2000, of Investment Advisory Agreement dated September 1, 1997, between and among Penn-America Insurance Company, its subsidiary, Penn-Star Insurance Company and Carl Domino Associates, L.P., filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

            10.9(v) Amendment dated November 7, 2000, to Agreement dated April 15, 1997, between and among General Re New England Asset Management, Inc., Penn-America Insurance Company, and its subsidiary, Penn-Star, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

        Exhibit No.             Description

            10.9(vi) Amendment dated August 2, 2000, to Investment Management Agreement dated February 25, 1999, between Penn-America Insurance Company and Madison Monroe, Inc., filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

            10.9(vii)   Notice of Termination dated November 2, 2000, of
                        Investment Management Agreement dated February 25, 1999, between Penn-America Insurance Company and Madison
                        Monroe, Inc., filed with Registrant's Report on Form
                        10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

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

            10.10(ii)   Employee Bonus Plan dated January 1, 2000, filed with
                        Registrant's Report on Form 10-K for the period ended
                        December 31, 1999, which has been filed with the Securities and Exchange Commission.

            10.10(iii)  Amendment dated April 1, 2000, to Penn-America Group,
                        Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994.

            10.11 Lease effective July 1, 2000, between Penn-America Insurance Company and Irvin Saltzman, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

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

            10.14(iv)   Property Catastrophe Excess of Loss Reinsurance Program
                        between subscribing reinsurers and Penn-America and Penn-Star Insurance Companies effective January 1, 2000, to January 1, 2002.

            10.16 Penn-America Group, Inc. 1995 Key Employee Incentive Compensation Plan, incorporated as Part I to Registrant's Registration Statement on Form S-8 (No. 333-00050) and filed with the Securities and Exchange Commission on January 4, 1996.

            10.16(i) Penn-America Insurance Company 2001 Key Employee Incentive Compensation Plan, effective January 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

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

            10.17(iii)  General Agent Contingent Profit Commission Addendum
                        between agents and Penn-America and Penn-Star Insurance Companies effective January 1, 2001.

            10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996, filed with the Registrant's Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

            10.19 Multiple Line Excess of Loss Agreement of Reinsurance including Endorsement No. 1 between General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies effective January 1, 2000.

            10.19(i) Endorsement No. 2 to the Multiple Line Excess of Loss Agreement of Reinsurance including Endorsement No. 1 (Exhibit 10.19) between General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies, effective September 1, 2001.

        Exhibit No.             Description

            10.20 Property and Casualty Excess of Loss Reinsurance Agreement between American Re-Insurance Company and Penn-America and Penn-Star Insurance Companies effective September 1, 2001.

            11 Statement re: computation of per share earnings, incorporated by reference from Note 2 to the Consolidated Financial Statements, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            13 2001 Annual Report to Shareholders, incorporated by reference under Item 8.

            21 As of December 31, 2001, the Registrant's only subsidiary is Penn-America Insurance Company, a Pennsylvania Corporation.

            23          Independent Auditors' Consent and Report on Schedules

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

            28.6 Notice of Termination of Credit Agreement, dated July 31, 2000, among Registrant, Certain Lenders, and First Union National Bank, parties to the Credit Agreement dated September 28, 1998, filed with the Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

            30.0 Reinsurance Pooling Agreement between Penn-America Insurance Company and Penn- Star Insurance Company dated July 1, 1998, filed with the Securities and Exchange Commission.

        Exhibit No.             Description

            31.0 Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated January 17, 2000.

            31.0(i) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated March 10, 2000.

            31.0(ii) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated September 19, 2000.

            31.0(iii)   Amended and Restated Promissory Note and Security
                        Agreement effective January 2, 2001, between J. Ransley
                        Lennon and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated February 16, 2000.

            31.0(iv) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Garland P. Pezzuolo and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated February 11, 2000.

            31.0(v) Promissory Note and Security Agreement effective March 9, 2001, between Joseph F. Morris and Penn-America Insurance Company.

            31.0(vi) Promissory Note and Security Agreement effective March 28, 2001, between Joseph F. Morris and Penn-America Insurance Company.

            31.0(vii)   Promissory Note and Security Agreement effective March
                        9, 2001, between Garland P. Pezzuolo and Penn-America
                        Insurance Company.

            31.0(viii)  Promissory Note and Security Agreement effective
                        February 16, 2001, between Thomas P. Bowie and Penn-America Insurance Company.

            31.0(ix) Promissory Note and Security Agreement effective February 23, 2001, between Thomas P. Bowie and Penn-America Insurance Company.

            31.0(x) Promissory Note and Security Agreement effective February 27, 2001, between Thomas P. Bowie and Penn-America Insurance Company.

            31.0(xi) Promissory Note and Security Agreement effective March 21, 2001, between Thomas P. Bowie and Penn-America Insurance Company.

        Exhibit No.             Description

       (b)

            (1) Form 8-K dated November 14, 2001 re: Quarterly Statements of Penn-America Insurance Company and Penn-Star Insurance Company, which was filed with the Securities and Exchange Commission.

            (2) Form 8-K dated December 4, 2001, re: delivering a presentation including a slide show to interested parties outlining the Company's business strategies and an overview of the Company's historical and financial results, which was filed with the Securities and Exchange Commission.

                                       PENN-AMERICA GROUP, INC.
            Schedule I - Summary of Investments - Other than Investments in Related Parties
                                            (in thousands)

                                                                December 31, 2001
                                                 ----------------------------------------------------

                                                 Amortized            Fair           Amount shown
                                                   Cost              Value         on Balance Sheet
                                                  --------          --------          --------
Fixed maturities                                                 (In thousands)
Available for sale
U.S. Treasury securities and obligations
    of U.S. government agencies                   $  4,013          $  4,195          $  4,195

Corporate securities                                49,981            52,021            52,021

Mortgage-backed securities                          26,483            27,316            27,316

Other structured securities                         20,758            21,462            21,462

Municipal securities                                20,569            21,004            21,004

Public utilities                                     9,172             9,255             9,255
                                                  --------          --------          --------
Total available for sale                           130,976           135,253           135,253
                                                  --------          --------          --------

Held to maturity
U.S. Treasury securities and obligations
    of U.S. government agencies                     13,812            14,025            13,812

Corporate securities                                   276               290               276

Public utilities                                       996             1,002               996
                                                  --------          --------          --------
Total held to maturity                              15,084            15,317            15,084
                                                  --------          --------          --------


Total fixed-maturity securities                    146,060           150,570           150,337

Equity securities:
Common stock                                         8,804             7,977             7,977
Preferred stock                                     18,966            17,172            17,172
                                                  --------          --------          --------
Total equity securities                             27,770            25,149            25,149
                                                  --------          --------          --------
Total investments                                 $173,830          $175,719          $175,486
                                                  ========          ========          ========



                                               PENN-AMERICA GROUP, INC.
                            Schedule II--Condensed Financial Information of Parent Company
                                               Condensed Balance Sheets
                                           (in thousands except share data)



                                                                                           December 31,
                                                                                    ---------------------------
                                                                                      2001               2000
                                                                                    --------           --------
ASSETS
     Cash                                                                           $  1,261           $    972
     Investment in subsidiary, equity method                                          79,425             73,441
     Other assets                                                                        359                357
                                                                                    --------           --------
           Total assets                                                             $ 81,045           $ 74,770
                                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                                          $     25           $    173
                                                                                    --------           --------

            Total liabilities                                                             25                173
                                                                                    --------           --------

Stockholders' equity:
     Preferred stock, $ .01 par value; authorized 2,000,000 shares;
         none issued
     Common stock, $.01 par value; authorized 20,000,000 in 2001 and 2000;
         issued 2001, 10,152,234 and 2000, 10,076,025 shares; outstanding
         2001, 7,652,234 and 2000, 7,576,025                                             101                101
     Additional paid-in capital                                                       70,786             70,164
     Accumulated other comprehensive loss, net                                         1,092               (811)
     Treasury stock 2,500,000 shares at cost                                         (24,161)           (24,161)
     Retained earnings                                                                33,334             29,583
     Unearned compensation from restricted stock awards                                 (132)              (279)
                                                                                    --------           --------
         Total stockholders' equity                                                   81,020             74,597
                                                                                    --------           --------
         Total liabilities and stockholders' equity                                 $ 81,045           $ 74,770
                                                                                    ========           ========



                                              PENN-AMERICA GROUP, INC.
                            Schedule II--Condensed Financial Information of Parent Company
                                         Condensed Statements of Operations
                                        (in thousands except per share data)


                                                                                Years ended December 31,
                                                                      -------------------------------------------
                                                                        2001              2000              1999
                                                                      -------           -------           -------
Revenue:
     Dividend income                                                  $ 1,600           $    --           $ 2,200
     Other income                                                          26                27                56
Operating expenses                                                       (548)             (791)           (1,306)
                                                                      -------           -------           -------
Income before income tax and undistributed net income (loss)
    of subsidiary                                                       1,078              (764)              950
Income tax benefit                                                        177               260               425
                                                                      -------           -------           -------
Income before equity in undistributed
     net income of subsidiary                                           1,255              (504)            1,375
Equity in undistributed net income (loss)
     of subsidiary                                                      4,096            (3,352)              663
                                                                      -------           -------           -------

Net income (loss)                                                     $ 5,351           ($3,856)          $ 2,038
                                                                      =======           =======           =======

Net income (loss)  per share
    Basic                                                             $  0.70           ($ 0.50)          $  0.24
                                                                      =======           =======           =======

    Diluted                                                           $  0.70           ($ 0.50)          $  0.24
                                                                      =======           =======           =======

NOTE:  Certain prior year amounts have been reclassified to conform to the 2001 presentation.


                                                      PENN-AMERICA GROUP, INC.
                                  Schedule II - Condensed Financial Information of Parent Company
                                                 Condensed Statements of Cash Flows
                                                           (in thousands)


                                                                                         Years ended
                                                                                         December 31,
                                                                           ----------------------------------------
                                                                             2001            2000             1999
                                                                           --------        --------        --------
Cash flows from operating activities:
     Net income (loss)                                                     $  5,351        $ (3,856)       $  2,038
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Return of capital from subsidiary                                   --           6,400          12,300
             Equity in undistributed net (income) loss of subsidiary         (4,096)          3,352            (663)
             Amortization/depreciation                                           86             246             256
             Increase (decrease) in :
                 Accounts payable and accrued expenses                         (148)            108              65
                 Other, net                                                      74              16             328
                                                                           --------        --------        --------
                    Net cash provided by operating activities                 1,267           6,266          14,324
                                                                           --------        --------        --------

Cash flows from investing activities:
     Change in short-term investments                                            --             449             548
                                                                           --------        --------        --------
             Net cash provided (used) by investing activities                    --             449             548
                                                                           --------        --------        --------

Cash flows from financing activities:
     Issuance of common stock (net of expenses)                                 622             500             465
     Purchase of treasury stock                                                  --          (4,687)        (13,831)
     Dividends paid to common stockholders                                   (1,600)         (1,611)         (1,767)
                                                                           --------        --------        --------
            Net cash used by financing activities                              (978)         (5,798)        (15,133)
                                                                           --------        --------        --------

Increase (decrease) in cash                                                     289             917            (261)
Cash, beginning of period                                                       972              55             316
                                                                           --------        --------        --------
Cash, end of period                                                        $  1,261        $    972        $     55
                                                                           ========        ========        ========



NOTE:  Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                                                      PENN-AMERICA GROUP, INC.
                                         Schedule III - Supplementary Insurance Information
                                            Years Ended December 31, 2001, 2000 and 1999
                                                           (in thousands)

                             Liability                                                      Amortization
                            for Unpaid                                                           of
                Deferred    Losses and                                            Losses      Deferred
                 Policy        Loss                                   Net        and Loss      Policy         Other         Net
              Acquisition   Adjustment    Unearned     Earned      Investment   Adjustment  Acquisition   Underwriting   Premiums
                 Costs       Expenses     Premiums    Premiums       Income      Expenses      Costs        Expenses     Written
                --------     --------     --------     --------     --------     --------      --------     --------     --------

2001
Commercial      $  9,067     $117,555     $ 40,989     $ 88,912     $  7,665     $ 62,414      $ 22,707     $  3,380     $ 87,121
Personal              16        2,043           45           22           --       (1,493)            8           --            2
Unallocated           --           --           --           --        3,674           --            --        5,358           --
                --------     --------     --------     --------     --------     --------      --------     --------     --------
     Total      $  9,083     $119,598     $ 41,034     $ 88,934     $ 11,339     $ 60,921      $ 22,715     $  8,738     $ 87,123
                --------     --------     --------     --------     --------     --------      --------     --------     --------

2000
Commercial      $ 10,310     $109,377     $ 43,218     $ 87,556     $  5,904     $ 72,893      $ 23,857     $  1,757     $ 94,481
Personal               7        5,937           21        3,893          549        2,485         1,362        1,362        2,769
Unallocated           --           --           --           --        4,001           --            --        5,045           --
                --------     --------     --------     --------     --------     --------      --------     --------     --------
     Total      $ 10,317     $115,314     $ 43,239     $ 91,449     $ 10,454     $ 75,378      $ 25,219     $  6,802     $ 97,250
                --------     --------     --------     --------     --------     --------      --------     --------     --------

1999
Commercial      $  8,914     $ 82,192     $ 35,188     $ 71,731     $  4,347     $ 49,744      $ 20,269     $  1,596     $ 75,574
Personal             392       11,527        1,144       13,946          735       13,443         4,533           --       11,462
Unallocated           --           --           --           --        4,455           --            --        4,443           --
                --------     --------     --------     --------     --------     --------      --------     --------     --------
     Total      $  9,306     $ 93,719     $ 36,332     $ 85,677     $  9,537     $ 63,187      $ 24,802     $  6,039     $ 87,036
                --------     --------     --------     --------     --------     --------      --------     --------     --------


                                                      PENN-AMERICA GROUP, INC.
                                                     Schedule IV - Reinsurance
                                            Years Ended December 31, 2001, 2000 and 1999
                                                           (in thousands)



                                             Ceded to         Assumed                        Percentage
Property and Liability                         Other        from Other     Net Premium       of Assumed
Insurance Premiums           Direct          Companies       Companies       Written           to Net
                         ---------------   --------------   ------------   -------------   ---------------


         2001                 $98,328          $11,289             $84        $87,123                0.1%
                         ===============   ==============   ============   =============   ===============


         2000                $108,622          $12,540         $ 1,169       $ 97,250                1.2%
                         ===============   ==============   ============   =============   ===============


         1999               $  94,967         $  8,947         $ 1,016       $ 87,036                1.2%
                         ===============   ==============   ============   =============   ===============



                                                      PENN-AMERICA GROUP, INC.
                                     Schedule VI- Supplemental Insurance Information Concerning
                                                  Property and Casualty Operations
                                            Years Ended December 31, 2001, 2000 and 1999
                                                           (in thousands)



                                       Liability                                 Loss and Loss
                                       for Unpaid        Discount             Adjustment Expenses
                                       Losses and         If Any,             (Benefits) Incurred             Paid Losses
                                          Loss           Deducted                 Related to                    and Loss
                                                                         ------------------------------
                                       Adjustment          From            Current          Prior              Adjustment
                                        Expenses         Reserves            Year            Year               Expenses
                                     ---------------   --------------    ------------    --------------    -------------------

Years Ended
        December 31, 2001               $119,598             -             $60,885               36               $58,096
        December 31, 2000                115,314             -              66,214            9,164                59,790
        December 31, 1999                 93,719             -              54,768            8,419                59,989

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Penn-America Group, Inc.
 Date:  March 28, 2001               By: /s/ Jon S. Saltzman
                                         ---------------------------------------
                                          Jon S. Saltzman,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman              Chairman of the Board of Directors                  March 28, 2002
--------------------------      and Director
Irvin Saltzman

/s/ Jon S. Saltzman             President, Chief Executive Officer and              March 28, 2002
--------------------------      Director (Principal Executive Officer)
Jon S. Saltzman

/s/ Robert A. Lear              Director                                            March 28, 2002
--------------------------
Robert A. Lear

/s/ Joseph F. Morris            Senior Vice President, Chief Financial Officer      March 28, 2002
--------------------------      and Treasurer
Joseph F. Morris

/s/ Garland P. Pezzuolo         Vice President, Secretary and General Counsel       March 28, 2002
--------------------------
Garland P. Pezzuolo

/s/ Paul Simon                  Director                                            March 28, 2002
--------------------------
Paul Simon

/s/ Charles Ellman              Director                                            March 28, 2002
--------------------------
Charles Ellman

/s/ M. Moshe Porat              Director                                            March 28, 2002
--------------------------
M. Moshe Porat

/s/ Jami Saltzman-Levy          Director                                            March 28, 2002
--------------------------
Jami Saltzman-Levy

/s/ Martin Sheffield            Director                                            March 28, 2002
--------------------------
Martin Sheffield

/s/ E. Anthony Saltzman         Director                                            March 28, 2002
--------------------------
E. Anthony Saltzman