Form 10-Q
period 2002-03-31
PENN AMERICA GROUP INC
filed 2002-05-14
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2002
                               ----------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                -------------------       ------------------

Commission file number                   0-22316
                                   --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                 23-2731409
---------------------------------          ------------------------------------
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

At May 9, 2002, 11,569,886 shares of the registrant's common stock, $.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                     Page Number

Part I - Financial Information

         Consolidated Balance Sheets - March 31, 2002 (unaudited) and
                December 31, 2001                                             3

         Consolidated Unaudited Statements of Operations - For the three
                 months ended March 31, 2002 and 2001                         4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the three months ended March 31, 2002                     5

         Consolidated Unaudited Statements of Cash Flows -
                For the three months ended March 31, 2002 and 2001            6

         Notes to Unaudited Consolidated Financial Statements                 7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    11

         Quantitative and Qualitative Disclosure About Market Risk           14

Part II - Other Information                                                  15

                                           PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                             (In thousands, except per share data)
                                                                                           March 31,           December 31,
                                                                                              2002                 2001
                                                                                        ----------------     -----------------
ASSETS                                                                                    (Unaudited)
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2002, $145,412; 2001,             $  148,232           $  135,253
       $130,976)
       Held to maturity, at amortized cost (fair value 2002, $9,885; 2001, $15,317)             9,779               15,084
    Equity securities, at fair value (cost 2002, $26,518; 2001, $27,770)                       23,812               25,149
                                                                                        ----------------     -----------------
       Total investments                                                                      181,823              175,486
Cash                                                                                           16,361               13,129
Accrued investment income                                                                       2,110                2,199
Premiums receivable                                                                            10,354               12,285
Reinsurance recoverable                                                                        25,839               25,804
Prepaid reinsurance premiums                                                                    4,800                4,241
Deferred policy acquisition costs                                                               9,785                9,083
Capital lease                                                                                   1,644                1,666
Deferred income taxes                                                                           4,467                3,790
Income tax recoverable                                                                             --                   66
Other assets                                                                                      373                  366
                                                                                        ----------------     -----------------
       Total assets                                                                        $  257,556           $  248,115
                                                                                        ================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                               $  124,177           $  119,598
  Unearned premiums                                                                            44,989               41,034
  Accounts payable and accrued expenses                                                         3,534                3,800
  Capitalized lease obligation                                                                  1,534                1,570
  Income tax payable                                                                              765                   --
  Other liabilities                                                                             1,362                1,722
                                                                                        ----------------     -----------------
         Total liabilities                                                                    176,361              167,724
                                                                                        ----------------     -----------------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2002 and 2001, 15,299,954 and 15,228,351 shares, respectively;
    outstanding 2002 and 2001, 11,549,954 and 11,478,351 shares, respectively                     153                  152
  Additional paid-in capital                                                                   71,191               70,735
   Accumulated other comprehensive income                                                          75                1,092
  Retained earnings                                                                            34,678               33,334
  Treasury stock, 3,750,000 shares at cost                                                    (24,161)             (24,161)
   Officers' stock loans                                                                         (629)                (629)
  Unearned compensation from restricted stock awards                                             (112)                (132)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                            81,195               80,391
                                                                                        ----------------     -----------------
         Total liabilities and stockholders' equity                                        $  257,556           $  248,115
                                                                                        ================     =================

                            PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)

                       For the three months ended March 31, 2002 and 2001
                              (In thousands, except per share data)


                                                                Three months ended March 31,
                                                              ---------------------------------
                                                                   2002              2001
                                                              ----------------   --------------
Revenues
Premiums earned                                               $       22,983     $      23,042
Net investment income                                                  2,833             2,850
Net realized investment gain (loss)                                     (252)              102
                                                              ----------------   --------------
    Total revenues                                                    25,564            25,994
                                                              ----------------   --------------

Losses and expenses
Losses and loss adjustment expenses                                   15,286            16,734
Amortization of deferred policy acquisition costs                      6,011             6,224
Other underwriting expenses                                            1,657             1,534
Corporate expenses                                                       111               162
Interest expense                                                          35                40
                                                              ----------------   --------------
    Total losses and expenses                                         23,100            24,694
                                                              ----------------   --------------


Income before income tax                                               2,464             1,300
Income tax expense                                                       678               333
                                                              ----------------   --------------

Net income                                                    $        1,786     $         967
                                                              ================   ==============

Net income per share
   Basic                                                      $         0.15     $        0.09
   Diluted                                                    $         0.15     $        0.08

Weighted average shares outstanding
   Basic                                                          11,536,694        11,367,942
   Diluted                                                        11,710,482        11,453,118

Cash dividend per share                                       $       0.0383     $      0.0350


                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                                             (Unaudited)

                                              For the three months ended March 31, 2002
                                                (In thousands, except per share data)




                                                                                  Accumulated
                                                               Additional            Other
                                                 Common          Paid-In         Comprehensive          Retained        Treasury
                                                  Stock         Capital              Income             Earnings         Stock
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2001                        $ 152       $ 70,735            $ 1,092              $ 33,334        $ (24,161)
Net income                                             --             --                 --                 1,786               --
Other comprehensive income:
   net unrealized gain (loss) on investments,
   net of  tax and reclassification adjustment         --             --             (1,017)                   --               --



Comprehensive income


Issuance of common stock                                1            456                 --                    --               --
Amortization of compensation expense from
      restricted stock awards issued                   --             --                 --                    --               --
Cash dividend paid ($0.0383 per share)                 --             --                 --                  (442)              --
                                               ------------------------------------------------------------------------------------
Balance at March 31, 2002                           $ 153       $ 71,191              $  75              $ 34,678        $ (24,161)
                                               ====================================================================================





                                                                Unearned
                                                              Compensation
                                                                  From
                                               Officers'       Restricted             Total
                                                 Stock           Stock            Stockholders'
                                                 Loans           Awards              Equity
                                             ----------------------------------------------------
Balance at December 31, 2001                       $  (629)       $ (132)         $ 80,391
Net income                                              --            --             1,786
Other comprehensive income:
   net unrealized gain (loss) on investments,
   net of  tax and reclassification adjustment          --            --            (1,017)
                                                                                -----------------
Comprehensive income                                                                   769
                                                                                -----------------
Issuance of common stock                                --            --               457
Amortization of compensation expense from
      restricted stock awards issued                    --            20                20
Cash dividend paid ($0.0383 per share)                  --            --              (442)
                                             ----------------------------------------------------
Balance at March 31, 2002                          $  (629)       $ (112)         $ 81,195
                                             ====================================================







                                          PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

                                      For the three months ended March 31, 2002 and 2001
                                                        (In thousands)

                                                                                          Three months ended March 31,
                                                                                      -------------------------------------
                                                                                           2002                   2001
                                                                                      ---------------        ---------------
Cash flows from operating activities:
    Net income                                                                             $  1,786          $         967
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Amortization and depreciation expense                                                  (43)                   (26)
         Net realized investment (gain) loss                                                    252                   (102)
         Deferred income tax                                                                   (154)                  (175)
         Net increase (decrease) in premiums receivable, prepaid reinsurance premiums
           and unearned premiums                                                              5,327                 (2,913)
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                        4,544                    209
         Accrued investment income                                                               89                    206
         Deferred policy acquisition costs                                                     (702)                   601
         Income tax recoverable/payable                                                         831                    508
         Other assets                                                                           (36)                   (41)
         Accounts payable and accrued expenses                                                 (266)                   226
         Other liabilities                                                                       (3)                   341
                                                                                      ---------------        ---------------
         Net cash provided (used) by operating activities                                    11,625                   (199)
                                                                                      ---------------        ---------------

Cash flows from investing activities:
    Purchases of equity securities                                                               --                 (2,065)
    Purchases of fixed maturities available for sale                                        (17,476)                (9,905)
    Proceeds from sales of equity securities                                                  1,000                     --
    Proceeds from sales and maturities of fixed maturities available for sale                 3,146                  6,636
    Proceeds from maturities and calls of fixed maturities held to maturity                   5,315                     --
                                                                                      ---------------        ---------------
         Net cash used by investing activities                                               (8,015)                (5,334)
                                                                                      ---------------        ---------------

Cash flows from financing activities:
    Issuance of common stock                                                                    100                     62
    Officers' stock loans                                                                        --                   (109)
    Principal payments on capital lease obligations                                             (36)                   (31)
    Dividends paid                                                                             (442)                  (398)
                                                                                      ---------------        ---------------
         Net cash used by financing activities                                                 (378)                  (476)
                                                                                      ---------------        ---------------

Increase (decrease) in cash                                                                   3,232                 (6,009)
Cash, beginning of period                                                                    13,129                 11,425
                                                                                      ---------------        ---------------
Cash, end of period                                                                       $  16,361            $     5,416
                                                                                      ===============        ===============


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company. Approximately 40% of the outstanding common stock of PAGI was owned by Penn Independent Corporation ("Penn Independent") at March 31, 2002. The accompanying financial statements include the accounts of PAGI and its wholly owned subsidiary, Penn-America Insurance Company ("Penn-America") and its wholly owned subsidiary, Penn-Star Insurance Company ("Penn-Star"), (collectively the "Company").

         The Company underwrites commercial property, general liability and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. The Company can write business in all fifty states and the District of Columbia. The Company writes business on both an admitted and non-admitted (excess and surplus lines) basis in thirty-six states, on only an admitted basis in two states and on only a non-admitted basis in twelve states and the District of Columbia.

         The accompanying condensed unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these condensed unaudited consolidated financial statements and notes be read in conjunction with the financial statements and notes in the Company's 2001 Annual Report which was incorporated by reference into the Company's Form 10-K for the year ended December 31, 2001. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $3.1 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $1.7 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively.

Note 3 - Comprehensive Income

           Accumulated other comprehensive income consists solely of unrealized gains or losses on investment securities net of applicable income tax expense or benefit and reclassification adjustments. Comprehensive income was $769,000 for the three months ended March 31, 2002 compared with $1.6 million for the three months ended March 31, 2001.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Income Per Share

         Income per share for the three months ended March 31, 2002 and 2001 are computed by dividing net income by the basic and diluted weighted average number of common shares outstanding during the quarter. On April 11, 2002, PAGI announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable to stockholders of record as of April 25, 2002. The distribution date was May 9, 2002. The following table is a reconciliation of the numerators and denominators of the basic and diluted income per share computations on both a pre stock split and post stock split basis:

                                                                              Three Months Ended March 31,
                                                       ----------------------------------------------------------------------------


(in thousands, except per share data)                       Pre Stock Split Basis                    Post Stock Split Basis
                                                       ---------------------------------      -------------------------------------
                                                                2002              2001                2002                  2001
                                                            -----------        -----------        -----------        -----------
Basic per share computation:
     Net income                                             $     1,786        $       967        $     1,786        $       967


     Weighted average common shares outstanding               7,691,129          7,578,628         11,536,694         11,367,942
                                                            -----------        -----------        -----------        -----------

Basic net income per share                                  $      0.23        $      0.13        $      0.15        $      0.09
                                                            ===========        ===========        ===========        ===========

Diluted per share computation:
     Net income                                             $     1,786        $       967        $     1,786        $       967

     Weighted average common shares outstanding               7,691,129          7,578,628         11,536,694         11,367,942

     Additional shares outstanding after the assumed
        assumed exercise of stock options
        by applying  the treasury stock method                  115,859             56,784            173,788             85,176
                                                            -----------        -----------        -----------        -----------


     Total shares                                             7,806,988          7,635,412         11,710,482         11,453,118
                                                            ===========        ===========        ===========        ===========

Diluted net income per share                                $      0.23        $      0.13        $      0.15        $      0.08
                                                            ===========        ===========        ===========        ===========


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 5 - Retroactive Adjustment for Stock Split

         The common stock issued and outstanding and treasury stock at December 31, 2001 have been restated to reflect the three-for-two stock split announced on April 11, 2002. Accordingly, the balance sheet values for common stock and additional paid-in capital have been adjusted for the effect of the stock split. This adjustment resulted in a $51,000 increase in common stock and a $51,000 decrease in additional paid-in capital. The following table illustrates share information on a pre stock split and a post stock split basis as of December 31, 2001:


                                Pre Stock Split               Post Stock Split
                                     Basis                         Basis
                              ---------------------        ---------------------

Common stock issued                  10,152,234                     15,228,351
Common stock outstanding              7,652,234                     11,478,351
Treasury stock                        2,500,000                      3,750,000



Note 6- Segment Information

         The Company had two reportable segments: non-standard personal automobile and commercial lines. These segments were managed separately because they have different customers, pricing and expense structures. The Company exited the non-standard personal automobile business in 1999 and announced that it would run-off its remaining portfolio of such business. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

         The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in Note 1 of the Company's 2001 Annual Report, which was incorporated by reference into the Company's 2001 Form 10-K. The Company evaluates segment results based on profit or loss from operating activities. Segment profits or losses from operations are pre-tax and do not include unallocated expenses but do include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)




The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                                     Three months ended March 31, 2002
                                                                   ---------------------------------
                                                                                Personal
                                                              Commercial       Automobile         Total
                                                             ----------------------------------------------
Premiums earned                                                 $  22,983          $    --        $ 22,983


Net investment income from insurance operations                     1,437               --           1,437
                                                             ----------------------------------------------
Total segment revenues                                             24,420               --          24,420
                                                             ----------------------------------------------

Segment losses and loss adjustment expenses                        15,286               --          15,286
Segment expenses                                                    6,321               --           6,321
                                                             ----------------------------------------------
Total segment expenses                                             21,607               --          21,607
                                                             ----------------------------------------------

Segment income                                                  $   2,813          $    --        $  2,813
                                                             ----------------------------------------------
Unallocated items:
Net investment income from equity                                                                    1,144
Unallocated expenses                                                                                (1,493)
Income tax expense                                                                                    (678)
                                                                                                -----------
Net income                                                                                        $  1,786
                                                                                                ===========


 (in thousands)                                                    Three months ended March 31, 2001
                                                                   ---------------------------------
                                                               Commercial       Personal
                                                                               Automobile         Total
                                                             ----------------------------------------------

Premiums earned                                                 $  23,026          $    16        $ 23,042
Net investment income from insurance operations                     1,866               84           1,950
                                                             ----------------------------------------------
Total segment revenues                                             24,892              100          24,992
                                                             ----------------------------------------------

Segment losses and loss adjustment expenses                        17,930           (1,196)         16,734
Segment expenses                                                    6,591                5           6,596
                                                             ----------------------------------------------
Total segment expenses                                             24,521           (1,191)         23,330
                                                             ----------------------------------------------

Segment income                                                  $     371          $ 1,291        $  1,662
                                                             ----------------------------------------------
Unallocated items:
Net investment income from equity                                                                    1,002
Unallocated expenses                                                                                (1,364)
Income tax expense                                                                                    (333)
                                                                                                -----------
Net income                                                                                        $    967
                                                                                                ===========


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2002 and 2001

         Premiums earned was $23.0 million for the three months ended March 31, 2002, unchanged from $23.0 million for the three months ended March 31, 2001. The Company previously announced that it was exiting both commercial automobile and non-standard personal automobile lines of business. Earned premiums for these exited lines of business decreased $2.1 million, or 100.0%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The Company's core commercial lines earned premiums (excluding exited lines of business) increased $2.1 million, or 9.9%, attributable to the increase in net written premiums for the three months ended March 31, 2002 as compared to the same period of 2001.

         Gross written premiums increased 26.1% for the three months ended March 31, 2002 to $30.0 million compared to $23.8 million for the three months ended March 31, 2001. Gross written premiums for core commercial lines increased 32.6% to $30.0 million for the three months ended March 31, 2002 compared to $22.7 million for the three months ended March 31, 2001. This increase was attributable mainly to rate increases and, to a lesser extent, growth in new business.

         Net written premiums increased 25.3% for the three months ended March 31, 2002 to $26.4 million compared to $21.1 million for the three months ended March 31, 2001. Consistent with gross written premiums, net written premiums for the core commercial lines increased 30.8% to $26.4 million for the three months ended March 31, 2002 compared to $20.2 million for the three months ended March 31, 2001.

         Net investment income was $2.8 million for the three months ended March 31, 2002 which was unchanged from the same period of last year. While average invested assets increased 7.2% for the first quarter of 2002, this increase was offset by a decine in the investment yield of the fixed-income portfolio and interest rates on overnight cash balances compared to the first quarter of 2001.

         Net realized investment loss was $252,000 for the three months ended March 31, 2002 compared to a net investment gain of $102,000 for the three months ended March 31, 2001. The current quarter included an other-than-temporary impairment writedown on the Company's equity investments of $199,000.

           Losses and loss adjustment expenses decreased 8.7% to $15.3 million for the three months ended March 31, 2002 from $16.7 million for the three months ended March 31, 2001. This reduction is the result of improved loss experience in both property and liability lines of business.

         Amortization of deferred policy acquisition costs ("DAC") decreased 3.4% to $6.0 million for the three months ended March 31, 2002, from $6.2 million for the three months ended March 31, 2001. The Company is writing a larger portion of its business in its non-admitted company which resulted in lower premium taxes.

         Other underwriting expenses increased 8.0% to $1.7 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

         The overall GAAP combined ratio for the Company decreased to 99.9 for the three months ended March 31, 2002, from 106.3 for the three months ended March 31, 2001, primarily due to the decrease in the loss ratio to 66.5 in 2002 compared to 72.6 in 2001. The expense ratio was 33.4 for the three months ended March 31, 2002 and 33.7 for the three months ended March 31, 2001.

         The factors described above resulted in net income for the three months ended March 31, 2002 of $1.8 million or $0.15 per share (basic and diluted), compared to net income of $1.0 million or $0.09 per share (basic and diluted) for the three months ended March 31, 2001.

Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America. The principal source of cash for the payment of dividends to PAGI's stockholders, PAGI operating expenses and repurchase of PAGI stock is dividends from Penn-America. Penn-America's principal sources of funds are underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America and Penn-Star principally to pay claims and operating expenses, to purchase investments and to make dividend payments to PAGI.

         Penn-America and Penn-Star are restricted by statute as to the amount of dividends that they may pay without the prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory policyholders surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2002 is $6,473,325. No ordinary dividends have been paid to PAGI during the three months ended March 31, 2002. Ordinary dividends paid by Penn-America to PAGI in 2001 were $1.6 million.

         Penn-America and Penn-Star are required by law to maintain a certain minimum level of policyholders' surplus on a statutory basis. The National Association of Insurance Commissioners adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the currently adopted standards, Penn-America's and Penn-Star's capital and surplus are in excess of the prescribed risk-based capital requirements.

         Penn-America provides strong incentives to its general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. Payment of these contingent profit commissions has been through the issuance of PAGI common stock and cash. In the first quarter of 2002, PAGI issued 33,900 shares of its common stock at a value of $10.55 per share as part of the payment of the 2001 contingent profit commission due to the general agents of Penn-America.

         Net cash provided by operating activities was $11.6 million for the three months ended March 31, 2002, compared to net cash used by operating activities of $0.2 million for the three months ended March 31, 2001.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


         Net cash used by investing activities was $8.0 million for the three months ended March 31, 2002, compared to $5.3 million for the nine months ended March 31, 2001.

         Net cash used by financing activities was $0.4 million for the three months ended March 31, 2002, compared to $0.5 million for the three months ended March 31, 2001.

         Statutory surplus as of March 31, 2002 increased to $65.7 million from $64.7 million as of December 31, 2001. This increase is due to statutory net income of $1.0 million.

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

         The Company's fixed maturity portfolio of $158.0 million was 86.9% of the total investment portfolio as of March 31, 2002. Approximately 90% of these securities were rated "A" or better by Standard & Poor's or Moody's. The average duration of the fixed maturity portfolio as of March 31, 2002 was approximately
3.7 years. Equity securities, the majority of which consist of preferred stocks and exchange traded funds, were $23.8 million or 13.1% of total investments as of March 31, 2002.

         As of March 31, 2002, the investment portfolio contained $46.2 million of mortgage-backed, asset-backed and collateralized mortgage obligations, which represented 25.4% of the total investments as of March 31, 2002. All of these securities were "AA-"- rated or better and 76.6% were "AAA"-rated by Standard & Poor's or Moody's. These securities, which were issued by government, government-related agencies or publicly held corporations, are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of March 31, 2002.


Critical Accounting Estimates

         The establishment of loss and loss adjustment expense reserves requires an estimate of the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to determine its estimate of ultimate liability. The techniques recognize, among other factors, the Company's and the industry's experience, historical trends in reserving patterns and loss payments, the pending level of unpaid claims, the cost of claim settlements, the line of business mix and the economic environment in which property and casualty insurance companies operate. Estimates continually are reviewed and, based on subsequent developments and new information, adjustments of the probable ultimate liability are included in operating results for the periods in which the adjustments are made. In general, reserves are established initially based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss adjustment

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in the Company's historical experience, or which cannot yet be quantified. The Company regularly analyzes its reserves and reviews its pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated.

         During the first quarter of 2002, there were no material adjustments to prior year reserves.

Three-for-Two Stock Split

         On April 11, 2002, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable to stockholders of record as of April 25, 2002. The distribution date was May 9, 2002. Cash was paid in lieu of fractional shares based on the closing price of the Company's common stock on the record date.

Quantitative and Qualitative Disclosures About Market Risk

         The Company's market risk is the potential economic loss principally arising from adverse changes in the market value of financial instruments. The major components of market risk affecting the Company are interest rate risk and equity price risk.

         The Company had fixed-income and preferred stock investments with a market value of $173.9 million at March 31, 2002 subject to interest rate risk. The Company manages its exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the liability and capital position of the Company.

         The Company had common equity investments with a market value of $8.0 million at March 31, 2002. The Company attempts to mitigate equity price risk to its common stock portfolio by investing exclusively in exchange-traded funds
(ETFs). ETFs are securities that represent an interest in a trust that owns and holds a basket of common stocks that replicate a major market index (such as the S&P 500 or the Dow Jones Industrial Average) or a portion of a major market index (such as the Value Component of the S&P). Since these securities represent an interest in the equity capital markets as a whole, or a sub-sector thereof, they are a diversified, index-based exposure to common stocks. As such, the value of these ETFs will be determined by the performance of the equity capital markets in general or of a particular sub-sector and reduces equity price risk to a single issuer of stock.

         The Company's market risk at March 31, 2002 has not materially changed from those identified at December 31, 2001.

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

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              On March 1, 2002, the Company filed a current report on Form 8-K announcing the availability of annual statements of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's website, in hard copy from the Company, or from the Pennsylvania Insurance Department.

              On April 1, 2002, the Company filed a current report on Form 8-K announcing the availability of the Combined Annual Statement of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's website, in hard copy from the Company, or from the Pennsylvania Insurance Department.

              On April 11, 2002, the Company filed a current report on Form 8-K announcing that the Board of Directors of the Company unanimously approved a three-for-two stock split of the common stock of the Company. The three-for-two stock split is in the form of a 50% stock dividend, effective for stockholders of record on April 25, 2002 and was distributed on May 9, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Penn-America Group, Inc.




Date:    May 14, 2002                   By:     /s/ Jon S. Saltzman
     ---------------------                      -------------------------
                                                Jon S. Saltzman
                                                President and
                                                Chief Executive Officer



                                        By:     /s/ Joseph F. Morris
                                                -------------------------
                                                Joseph F. Morris
                                                Senior Vice President,
                                                Chief Financial Officer
                                                Chief Financial Officer
                                                and Treasurer