Form 10-Q
period 2002-06-30
PENN AMERICA GROUP INC
filed 2002-08-08
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2002
                                              ----------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------       -----------------

Commission file number                   0-22316
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

At August 2, 2002, 11,584,749 shares of the registrant's common stock, $.01 par value, were outstanding.

                    Penn-America Group, Inc. and SubsidiarIES
                                      Index

                                                                                        Page Number
                                                                                        -----------

Part I - Financial Information

         Consolidated Balance Sheets - June 30, 2002 (unaudited) and
                December 31, 2001                                                             3

         Consolidated Unaudited Statements of Operations - For the three
                 and six months ended June 30, 2002 and 2001                                  4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the six months ended June 30, 2002                                        5

         Consolidated Unaudited Statements of Cash Flows -
                For the six months ended June 30, 2002 and 2001                               6

         Notes to Unaudited Consolidated Financial Statements                                 7

         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                    13

         Quantitative and Qualitative Disclosure About Market Risk                           20

Part II - Other Information                                                                  21


                                           PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                                  Consolidated Balance Sheets
                                             (In thousands, except per share data)


                                                                                                June 30,           December 31,
                                                                                                   2002                2001
                                                                                            -----------------    -----------------
ASSETS                                                                                        (Unaudited)
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2002, $176,016; 2001,  $130,976)      $  182,214           $  135,253
       Held to maturity, at amortized cost (fair value 2002, $3,042; 2001, $15,317)                 2,968               15,084
    Equity securities, at fair value (cost 2002, $25,376; 2001, $27,770)                           23,013               25,149
                                                                                            -----------------    -----------------
       Total investments                                                                          208,195              175,486
Cash                                                                                                4,857               13,129
Accrued investment income                                                                           2,712                2,199
Premiums receivable                                                                                13,840               12,285
Reinsurance recoverable                                                                            25,415               25,804
Prepaid reinsurance premiums                                                                        7,206                4,241
Deferred policy acquisition costs                                                                  12,191                9,083
Capital lease, affiliate                                                                            1,622                1,666
Deferred income taxes                                                                               3,565                3,790
Income tax recoverable                                                                                 --                   66
Other assets                                                                                          318                  366
                                                                                            -----------------    -----------------
       Total assets                                                                            $  279,921           $  248,115
                                                                                            =================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                                   $  127,220           $  119,598
  Unearned premiums                                                                                58,852               41,034
  Accounts payable and accrued expenses                                                             5,640                3,800
  Capitalized lease obligation, affiliate                                                           1,499                1,570
  Income tax payable                                                                                  111                   --
  Other liabilities                                                                                 1,315                1,722
                                                                                            -----------------    -----------------
         Total liabilities                                                                        194,637              167,724
                                                                                            -----------------    -----------------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                        --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2002 and 2001, 15,334,185 and 15,228,351 shares, respectively;
    outstanding 2002 and 2001, 11,584,185 and 11,478,351 shares, respectively                         153                  152
  Additional paid-in capital                                                                       71,518               70,735
   Accumulated other comprehensive income                                                           2,531                1,092
  Retained earnings                                                                                36,111               33,334
  Treasury stock, 3,750,000 shares at cost                                                        (24,161)             (24,161)
   Officers' stock loans                                                                             (629)                (629)
  Unearned compensation from restricted stock awards                                                 (239)                (132)
                                                                                            -----------------    -----------------
         Total stockholders' equity                                                                85,284               80,391
                                                                                            -----------------    -----------------
         Total liabilities and stockholders' equity                                            $  279,921           $  248,115
                                                                                            =================    =================

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

            For the three and six months ended June 30, 2002 and 2001
                      (In thousands, except per share data)


                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                      ------------------------------      ------------------------------
                                                          2002               2001             2002              2001
                                                      ------------      ------------      ------------      ------------
Revenues
Premiums earned                                       $     27,234      $     22,206      $     50,217      $     45,248
Net investment income                                        2,925             2,815             5,758
                                                                                                                   5,665
Net realized investment loss                                (1,093)             (334)           (1,345)             (232)
                                                      ------------      ------------      ------------      ------------
    Total revenues                                          29,066            24,687            54,630            50,681
                                                      ------------      ------------      ------------      ------------

Losses and expenses
Losses and loss adjustment expenses                         17,364            15,453            32,650            32,187
Amortization of deferred policy acquisition costs            6,739             6,007            12,750            12,231
Other underwriting expenses                                  2,166             1,684             3,823             3,218
Corporate expenses                                             233               189               344               351
Interest expense                                                35                40                70                80
                                                      ------------      ------------      ------------      ------------
    Total losses and expenses                               26,537            23,373            49,637            48,067
                                                      ------------      ------------      ------------      ------------

Income before income tax                                     2,529             1,314             4,993             2,614
Income tax expense                                             647               320             1,325               653
                                                      ------------      ------------      ------------      ------------

Net income                                            $      1,882      $        994      $      3,668      $      1,961
                                                      ============      ============      ============      ============

Net income per share
   Basic                                              $       0.16      $       0.09      $       0.32      $       0.17
   Diluted                                            $       0.16      $       0.09      $       0.31      $       0.17

Weighted average shares outstanding
   Basic                                                11,574,913        11,407,215        11,555,944        11,387,687
   Diluted                                              11,791,719        11,514,498        11,754,854        11,471,070

Cash dividends per share                              $    0.03875      $      0.035      $    0.07708      $      0.070

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                     For the six months ended June 30, 2002
                      (In thousands, except per share data)


                                                                                                              Unearned
                                                               Accumulated                                   Compensation
                                                                 Other                                          From         Total
                                                    Additional  Compre-                           Officers'   Restricted     Stock-
                                            Common   Paid-In    hensive    Retained    Treasury     Stock       Stock       holders'
                                            Stock    Capital     Income    Earnings      Stock      Loans       Awards      Equity
                                          ---------  --------   --------   --------    --------    --------    --------    ---------
Balance at December 31, 2001              $    152   $ 70,735   $  1,092   $ 33,334    $(24,161)   $   (629)   $   (132)   $ 80,391
Net income                                      --         --         --      3,668          --          --          --       3,668
Other comprehensive income:
    net unrealized gain on investments,
    net of  tax and reclassification
    adjustment                                  --         --      1,439         --          --          --          --       1,439
                                                                                                                           --------
Comprehensive income                                                                                                          5,107
                                                                                                                           --------
Issuance of common stock                         1        783         --         --          --          --          --         784
Unearned compensation from
      restricted stock awards issued            --         --         --         --          --          --        (155)       (155)
Amortization of compensation expense from
      restricted stock awards issued            --         --         --         --          --          --          48          48
Cash dividends paid ($0.07708 per share)        --         --         --       (891)         --          --          --        (891)
                                          --------   --------   --------   --------    --------    --------    --------    --------
Balance at June 30, 2002                  $    153   $ 71,518   $  2,531   $ 36,111    $(24,161)   $   (629)   $   (239)   $ 85,284
                                          ========   ========   ========   ========    ========    ========    ========    ========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                 For the six months ended June 30, 2002 and 2001
                                 (In thousands)

                                                                                        Six months ended June 30,
                                                                                       ---------------------------
                                                                                         2002               2001
                                                                                       --------           --------
Cash flows from operating activities:
    Net income                                                                         $  3,668           $  1,961
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Amortization and depreciation expense                                             (185)                18
         Net realized investment loss                                                     1,345                232
         Deferred income tax                                                               (516)              (273)
         Net increase (decrease) in premiums receivable, prepaid reinsurance
           premiums and unearned premiums                                                13,298             (5,485)
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                    8,011                540
         Accrued investment income                                                         (513)                24
         Deferred policy acquisition costs                                               (3,108)             1,097
         Income tax recoverable/payable                                                     177                926
         Other assets                                                                        11               (109)
         Accounts payable and accrued expenses                                            1,840                 21
         Other liabilities                                                                   82               (365)
                                                                                       --------           --------
         Net cash provided (used) by operating activities                                24,110             (1,413)
                                                                                       --------           --------

Cash flows from investing activities:
    Purchases of equity securities                                                           --             (2,065)
    Purchases of fixed maturities available for sale                                    (54,296)           (17,547)
    Proceeds from sales of equity securities                                              1,000              1,375
    Proceeds from sales and maturities of fixed maturities available for sale             9,451             15,865
    Proceeds from maturities and calls of fixed maturities held to maturity              12,130              2,000
                                                                                       --------           --------
         Net cash used by investing activities                                          (31,715)              (372)
                                                                                       --------           --------

Cash flows from financing activities:
    Issuance of common stock                                                                295                358
    Officers' stock loans                                                                    --               (109)
    Principal payments on capital lease obligations, affiliate                              (71)               (62)
    Dividends paid                                                                         (891)              (797)
                                                                                       --------           --------
         Net cash used by financing activities                                             (667)              (610)
                                                                                       --------           --------

Decrease in cash                                                                         (8,272)            (2,395)
Cash, beginning of period                                                                13,129             11,425
                                                                                       --------           --------
Cash, end of period                                                                    $  4,857           $  9,030
                                                                                       ========           ========

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company. Approximately 40% of the outstanding common stock of PAGI was owned by Penn Independent Corporation ("Penn Independent") at June 30, 2002. The accompanying financial statements include the accounts of PAGI and its wholly owned subsidiary, Penn-America Insurance Company ("Penn-America") and its wholly owned subsidiary, Penn-Star Insurance Company ("Penn-Star"), (collectively the "Company").

         The Company markets and underwrites general liability, commercial property and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. The Company can write business in all fifty states and the District of Columbia on both an admitted and non-admitted basis.

         The accompanying interim condensed unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these interim condensed unaudited consolidated financial statements and related notes be read in conjunction with the financial statements and related notes in the Company's 2001 Annual Report which was incorporated by reference into the Company's Form 10-K for the year ended December 31, 2001. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $4.1 million and $3.0 million for the three months ended June 30, 2002 and 2001, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $1.1 million and $0.7 million for the three months ended June 30, 2002 and 2001, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $7.2 million and $6.0 million for the six months ended June 30, 2002 and 2001, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $2.8 million and $3.4 million for the six months ended June 30, 2002 and 2001, respectively.

Note 3 - Comprehensive Income

           Accumulated other comprehensive income consists solely of unrealized gains or losses on investment securities net of applicable income tax expense or benefit and reclassification adjustments. Comprehensive income was $4.3 million for the three months ended June 30, 2002 compared with $0.8 million for the three months ended June 30, 2001. Comprehensive income was $5.1 million and $2.4 million for the six months ended June 30, 2002 and 2001, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Income Per Share

         Income per share for the three and six months ended June 30, 2002 and 2001 is computed by dividing net income by the basic and diluted weighted average number of common shares outstanding during the respective periods. The following table is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:

(in thousands, except per share data)                         Three months ended June 30,            Six months ended June 30,
                                                            ------------------------------        ------------------------------
                                                               2002                2001               2002               2001
                                                            -----------        -----------        -----------        -----------
Basic per share computation:
     Net income                                             $     1,882        $       994        $     3,668            $1 ,961
     Weighted average common shares (1)                      11,574,913         11,407,215         11,555,944         11,387,687
                                                            -----------        -----------        -----------        -----------

Basic net income per share (1)                              $      0.16        $      0.09        $      0.32        $      0.17
                                                            ===========        ===========        ===========        ===========

Diluted per share computation:
     Net income                                             $     1,882        $       994        $     3,668        $     1,961
     Weighted average common shares (1)                      11,574,913         11,407,215         11,555,944         11,387,687
     Additional shares outstanding after the assumed
        assumed exercise of stock options by
        applying the treasury stock method (1)                  216,806            107,283            198,910             83,383
                                                            -----------        -----------        -----------        -----------
     Total shares (1)a                                       11,791,719         11,514,498         11,754,854         11,471,070
                                                            ===========        ===========        ===========        ===========

Diluted net income per share (1)a                           $      0.16        $      0.09        $      0.31        $      0.17
                                                            ===========        ===========        ===========        ===========

(1) Adjusted to reflect a three-for-two stock split effected on May 9, 2002.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 5 - Retroactive Adjustment for Stock Split

         The common stock issued and outstanding and treasury stock at December 31, 2001 have been restated to reflect the three-for-two stock split announced on April 11, 2002 and distributed on May 9, 2002. Accordingly, the balance sheet values for common stock and additional paid-in capital have been adjusted for the effect of the stock split. This adjustment resulted in a $51,000 increase in common stock and a $51,000 decrease in additional paid-in capital. The following table illustrates share information on a pre stock split and a post stock split basis as of December 31, 2001:


                                   Pre Stock Split       Post Stock Split
                                        Basis                  Basis
                                   ---------------       ----------------

Common stock issued                    10,152,234           15,228,351
Common stock outstanding                7,652,234           11,478,351
Treasury stock                          2,500,000            3,750,000



Note 6- Segment Information

         The Company had two reportable segments: non-standard personal automobile and commercial lines. These segments were managed separately because they had different customers, pricing and expense structures. The Company exited the non-standard personal automobile business in 1999 and announced that it would run-off its remaining portfolio of such business. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

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

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                                      Three months ended June 30, 2002
                                                                    --------------------------------
                                                                               Personal
                                                             Commercial       Automobile          Total
                                                             -------------------------------------------
Premiums earned                                               $ 27,234         $     --         $ 27,234
Net investment income and net realized investment
     loss from insurance operations                              1,002               --            1,002
                                                             -------------------------------------------
Total segment revenues                                          28,236               --           28,236
                                                             -------------------------------------------
Segment losses and loss adjustment expenses                     17,364               --           17,364
Segment expenses                                                 7,913               --            7,913
                                                             -------------------------------------------
Total segment expenses                                          25,277               --           25,277
                                                             -------------------------------------------
Segment income                                                $  2,959         $     --         $  2,959
                                                             -------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                               830
     Unallocated expenses                                                                         (1,260)
     Income tax expense                                                                             (647)
                                                                                                --------
Net income                                                                                      $  1,882
                                                                                                ========

 (in thousands)                                                     Three months ended June 30, 2001
                                                                    --------------------------------
                                                                               Personal
                                                             Commercial       Automobile         Total
                                                             -------------------------------------------

Premiums earned                                               $ 22,200         $      6         $ 22,206
Net investment income and net realized investment
     loss from insurance operations                              1,568               71            1,639
                                                             -------------------------------------------
Total segment revenues                                          23,768               77           23,845
                                                             -------------------------------------------
Segment losses and loss adjustment expenses                     15,750             (297)          15,453
Segment expenses                                                 6,558                5            6,563
                                                             -------------------------------------------
Total segment expenses                                          22,308             (292)          22,016
                                                             -------------------------------------------
Segment income                                                $  1,460         $    369         $  1,829
                                                             -------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                               842
     Unallocated expenses                                                                         (1,357)
     Income tax expense                                                                             (320)
                                                                                                --------
Net income                                                                                      $    994
                                                                                                ========

Total segment revenue of $28,236,000 and $23,845,000 plus unallocated net investment income from equity of $830,000 and $842,000 equals total Company revenues of $29,066,000 and $24,687,000 for the three months ended June 30, 2002 and 2001, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                                     Six months ended June 30, 2002
                                                                   ------------------------------
                                                                               Personal
                                                             Commercial       Automobile          Total
                                                             -------------------------------------------

Premiums earned                                               $ 50,217         $     --         $ 50,217
Net investment income and net realized investment
     loss from insurance operations                              2,439               --            2,439
                                                             -------------------------------------------
Total segment revenues                                          52,656               --           52,656
                                                             -------------------------------------------
Segment losses and loss adjustment expenses                     32,650               --           32,650
Segment expenses                                                14,234               --           14,234
                                                             -------------------------------------------
Total segment expenses                                          46,884               --           46,884
                                                             -------------------------------------------
Segment income                                                $  5,772         $     --         $  5,772
                                                             -------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                             1,974
     Unallocated expenses                                                                         (2,753)
     Income tax expense                                                                           (1,325)
                                                                                                --------
Net income                                                                                      $  3,668
                                                                                                ========

 (in thousands)                                                    Six months ended June 30, 2001
                                                                   ------------------------------
                                                                               Personal
                                                             Commercial       Automobile          Total
                                                             -------------------------------------------
Premiums earned                                               $ 45,226         $     22         $ 45,248
Net investment income and net realized investment
     loss from insurance operations                              3,434              155            3,589
                                                             -------------------------------------------
Total segment revenues                                          48,660              177           48,837
                                                             -------------------------------------------
Segment losses and loss adjustment expenses                     33,680           (1,493)          32,187
Segment expenses                                                13,149               10           13,159
                                                             -------------------------------------------
Total segment expenses                                          46,829           (1,483)          45,346
                                                             -------------------------------------------
Segment income                                                $  1,831         $  1,660         $  3,491
                                                             -------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                             1,844
     Unallocated expenses                                                                         (2,721)
     Income tax expense                                                                             (653)
                                                                                                --------
Net income                                                                                      $  1,961
                                                                                                ========

Total segment revenue of $52,656,000 and $48,837,000 plus unallocated net investment income from equity of $1,974,000 and $1,844,000 equals total Company revenues of $54,630,000 and $50,681,000 for the six months ended June 30, 2002 and 2001, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)



Note 7- Equity Offering

On June 27, 2002, PAGI filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,000,000 shares of its common stock. Until the registration statement is effective, these securities may not be sold nor may offers to buy be accepted. The intended use of the net proceeds of this offering are to support the Company's operations, including contributing capital to the insurance subsidiaries and capitalizing new insurance subsidiaries to support the growth in business, and for working capital and other general corporate purposes.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

Three Months Ended June 30, 2002 and 2001

         Premiums earned were $27.2 million for the three months ended June 30, 2002 compared to $22.2 million for the three months ended June 30, 2001. The Company previously announced that it was exiting both commercial automobile and non-standard personal automobile lines of business. Premiums earned for these exited lines of business decreased $1.5 million, or 99.5%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The Company's core commercial lines premiums earned (excluding exited lines of business) increased $6.5 million, or 31.3%, attributable to the increase in net written premiums for the three months ended June 30, 2002 as compared to the same period of 2001.

         Gross written premiums increased 91.8% for the three months ended June 30, 2002 to $45.2 million compared to $23.6 million for the three months ended June 30, 2001. This increase was attributable to rate increases, strong growth in new business and higher average exposures per policy.

         Net written premiums increased 85.5% for the three months ended June 30, 2002 to $38.7 million compared to $20.9 million for the three months ended June 30, 2001. The increase in net written premiums is consistent with the increase in gross written premiums, but was partially offset by higher reinsurance costs.

         Net investment income was $2.9 million for the three months ended June 30, 2002 compared to $2.8 million for the same period of last year. While average invested assets increased 13.9% for the second quarter of 2002 due to improved operating cash flows, the average investment yield on fixed-income securities was lower in the second quarter of 2002 than in the second quarter of 2001. Also, interest rates on overnight cash balances were lower during the second quarter of 2002 compared to the second quarter of 2001.

         Net realized investment loss was $1.1 million for the three months ended June 30, 2002 compared to $0.3 million for the three months ended June 30, 2001. The net realized investment loss for the three months ended June 30, 2002 included an other-than-temporary impairment write-down of $1.1 million on the Company's equity investment in exchange-traded funds.

         Losses and loss adjustment expenses increased 12.4% to $17.4 million for the three months ended June 30, 2002 from $15.5 million for the three months ended June 30, 2001. The loss ratio for the three months ended June 30, 2002 was
63.8 compared to 69.6 for the three months ended June 30, 2001. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio is primarily attributable to rate increases implemented in 2001 and 2002 and exiting of the commercial automobile line of business.

         Amortization of deferred policy acquisition costs (ADAC) increased 12.2% to $6.7 million for the three months ended June 30, 2002 from $6.0 million for the three months ended June 30, 2001 primarily due to the growth in premiums earned. This increase was partially offset by a decline in the ratio of ADAC to premiums earned of 24.7 for the three months ended June 30, 2002 compared to
27.1 for the three months ended June 30, 2001. The improvement in this ratio was attributable to the Company writing a larger portion of its business on a non-admitted basis, which is not subject to premium tax expense and has a lower overall commission rate.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Other underwriting expenses increased 28.6% to $2.2 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001. This increase is mainly attributable to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

         The overall GAAP combined ratio, which is the sum of the loss and expense ratios, decreased to 96.5 for the three months ended June 30, 2002 from
104.2 for the three months ended June 30, 2001. This improvement was primarily due to the decrease in the loss ratio to 63.8 in 2002 compared to 69.6 in 2001. The expense ratio decreased to 32.7 for the three months ended June 30, 2002 from 34.6 for the three months ended June 30, 2001. The expense ratio is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates profitable underwriting results.

         The factors described above resulted in net income for the three months ended June 30, 2002 of $1.9 million or $0.16 per share (basic and diluted) compared to net income of $1.0 million or $0.09 per share (basic and diluted) for the three months ended June 30, 2001.


Six Months Ended June 30, 2002 and 2001

         Premiums earned were $50.2 million for the six months ended June 30, 2002 compared to $45.2 million for the six months ended June 30, 2001. The Company previously announced that it was exiting both commercial automobile and non-standard personal automobile lines of business. Premiums earned for these exited lines of business decreased $3.6 million, or 99.6%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The
Company's core commercial lines premiums earned (excluding exited lines of business) increased $8.6 million, or 20.6%, attributable to the increase in net written premiums for the six months ended June 30, 2002 as compared to the same period of 2001.

         Gross written premiums increased 58.8% for the six months ended June 30, 2002 to $75.3 million compared to $47.4 million for the six months ended June 30, 2001. This increase was attributable to rate increases, strong growth in new business and higher average exposures per policy.

         Net written premiums increased 55.2% for the six months ended June 30, 2002 to $65.1 million compared to $41.9 million for the six months ended June 30, 2001. The increase in net written premiums is consistent with the increase in gross written premiums, but was partially offset by higher reinsurance costs.

         Net investment income was $5.8 million for the six months ended June 30, 2002 compared to $5.7 million for the same period of last year. While average invested assets increased 10.7% for the six months ended June 30, 2002 due to improved operating cash flows, the average investment yield on fixed-income securities was lower in 2002 than for the six months ended June 30, 2001. Also, interest rates on overnight cash balances were lower during the six months ended June 30, 2002 compared to the same period of 2001.

         Net realized investment loss was $1.3 million for the six months ended June 30, 2002 compared to $0.2 million for the six months ended June 30, 2001. The current period included an other-than-temporary impairment write-down of $1.3 million on the Company's equity investments in exchange-traded funds.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


           Losses and loss adjustment expenses increased 1.4% to $32.7 million for the six months ended June 30, 2002 from $32.2 million for the six months ended June 30, 2001. The loss ratio for the six months ended June 30, 2002 was
65.0 compared to 71.1 for the six months ended June 30, 2001. This improvement is attributable to rate increases implemented in 2001 and 2002 and exiting of the commercial automobile line of business.

         Amortization of deferred policy acquisition costs (ADAC) increased 4.2% to $12.8 million for the six months ended June 30, 2002 from $12.2 million for the six months ended June 30, 2001 primarily due to the growth in premiums earned. This increase was partially offset by a decline in the ratio of ADAC to premiums earned of 25.4 for the six months ended June 30, 2002 compared to 27.0 for the six months ended June 30, 2001. The improvement in this ratio was attributable to the Company writing a larger portion of its business on a non-admitted basis, which is not subject to premium tax expense and has a lower overall commission rate.

         Other underwriting expenses increased 18.8% to $3.8 million for the six months ended June 30, 2002 from $3.2 million for the six months ended June 30, 2001. This increase is mainly attributable to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

         The overall GAAP combined ratio for the Company decreased to 98.0 for the six months ended June 30, 2002, from 105.2 for the six months ended June 30, 2001, primarily due to the decrease in the loss ratio to 65.0 in 2002 compared to 71.1 in 2001. The expense ratio was 33.0 for the six months ended June 30, 2002 and 34.1 for the six months ended June 30, 2001.

         The factors described above resulted in net income for the six months ended June 30, 2002 of $3.7 million or $0.32 per basic share and $0.31 per diluted share compared to net income of $2.0 million or $0.17 per share (basic and diluted) for the six months ended June 30, 2001.

Critical Accounting Estimates

         The Company is liable for losses and loss adjustment expenses under the terms of the insurance policies it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss and the payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves as balance sheet liabilities for both reported and unreported claims.

         When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of its ultimate loss. The estimate of the amount of the ultimate loss is based upon factors such as:

      o     the type of loss,
      o     the jurisdiction of the occurrence,
      o     our knowledge of the circumstances surrounding the claim,
      o     the severity of injury or damage,
      o     the potential for ultimate exposure, and
      o     policy provisions relating to the claim.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         The Company determines loss adjustment expenses via a formula method that estimates loss adjustment expenses as a percentage of expected indemnity losses based on historical patterns adjusted to current experience.

         In addition to case reserves, the Company establishes reserves on an aggregate basis to provide for incurred but not reported losses and loss adjustment expenses, commonly referred to as "IBNR". To establish reserves for INBR, the Company must estimate the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to estimate its ultimate liability. The techniques recognize, among other factors:

      o     the Company's and the industry's experience,
      o     historical trends in reserving patterns and loss payments,
      o     the impact of claim inflation,
      o     the pending level of unpaid claims,
      o     the cost of claim settlements,
      o     the line of business mix, and
      o the economic environment in which property and casualty insurance companies operate.

         The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. In general, initial reserves are based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience, or which cannot yet be quantified. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. The Company does not discount its loss reserves.

During the first six months of 2002, there were no material adjustments to prior year reserves.

Liquidity and Capital Resources

         Penn-America Group, Inc. (PAGI) is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. The principal source of cash for the payment of dividends to PAGI's stockholders and PAGI operating expenses is dividends from Penn-America Insurance Company. Penn-America Insurance Company's principal sources of funds are underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America Insurance Company and Penn-Star Insurance Company principally to pay claims and operating expenses, to purchase investments and to make dividend payments to PAGI. PAGI's future liquidity is dependant on the ability of Penn-America Insurance Company to pay dividends.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Penn-America Insurance Company and Penn-Star Insurance Company are restricted by statute as to the amount of dividends that they may pay without the prior approval from the Pennsylvania Insurance Department. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory policyholders' surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Penn-America Insurance Company to PAGI for 2002 is $6,473,325. No ordinary dividends have been paid to PAGI during the six months ended June 30, 2002. Ordinary dividends paid by Penn-America Insurance Company to PAGI in 2001 were $1.6 million.

         Penn-America Insurance Company provides strong incentives to its general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. Payment of these contingent profit commissions has been through the issuance of PAGI common stock and cash. In 2002, PAGI issued 62,836 shares of its common stock at an average value of $7.79 per share as part of the payment of the 2001 contingent profit commission due to the general agents of Penn-America Insurance Company.

         Penn-America Insurance Company and Penn-Star Insurance Company are required by law to maintain a certain minimum level of policyholders' surplus on a statutory accounting basis. Policyholders' surplus is calculated by subtracting total liabilities from total assets. The National Association of Insurance Commissioners adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2001, the policyholders' surplus of Penn-America Insurance Company and Penn-Star Insurance Company was in excess of the prescribed risk-based capital requirements. Penn-America Insurance Company's policyholders' surplus at December 31, 2001 was $64,733,251 and its regulatory action level was $17,124,648. Penn-Star Insurance Company's policyholders' surplus at December 31, 2001 was $33,389,965 and its regulatory action level was $5,675,459.

           Net cash provided by operating activities was $24.1 million for the six months ended June 30, 2002 compared to net cash used by operating activities of $1.4 million for the six months ended June 30, 2001. This improvement is mostly attributable to the increase in net written premiums combined with a decrease in paid losses.

         Net cash used by investing activities was $31.7 million for the six months ended June 30, 2002, compared to $0.4 million for the six months ended June 30, 2001. This increase is mostly attributable to the improved operating cash flows noted above that were used to purchase fixed maturities available for sale.

         Net cash used by financing activities was $0.7 million for the six months ended June 30, 2002, compared to $0.6 million for the six months ended June 30, 2001. This increase is mostly attributable to an increase in dividend payments made in the first six months of 2002 compared to the same period of 2001.

         On June 27, 2002, PAGI filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,000,000 shares of its common stock. Until the registration statement is effective, these securities may not be sold nor may offers to buy be accepted. The intended use of the net proceeds of this offering are to support the Company's operations, including contributing capital to the

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

insurance subsidiaries and capitalizing new insurance subsidiaries to support the growth in business, and for working capital and other general corporate purposes.

Investment Portfolio

         The Company seeks to maintain sufficient liquidity from operations, investing and financing activities to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. At June 30, 2002, the Company held a total of $213.1 million in cash and investments. Of this amount, cash represented $4.9 million, equity securities represented $23.0 million, and fixed-income securities represented $185.2 million.

         The Company's cash and investments portfolio mix as of June 30, 2002 was as follows:

Fixed income:
       U.S. Treasury securities and obligations of U.S. government agencies          8%
       Corporate securities                                                         34%
       Mortgage-backed securities                                                    6%
       Other structured securities                                                  22%
       Municipal securities                                                         17%
                                                                                  -----
Total fixed income                                                                  87%
Cash and short-term                                                                  2%
Preferred stock                                                                      8%
Common stock                                                                         3%
                                                                                  -----
                                                                                   100%
                                                                                  =====

         The Company's fixed-income portfolio of $185.2 million was 87% of the total cash and investments as of June 30, 2002. Approximately 90% of these securities were rated "A" or better by Standard & Poor's or Moody's. Equity securities, which consist of preferred stocks and common stocks (comprised exclusively of exchange traded funds), were $23.0 million or 11% of total cash and investments as of June 30, 2002.

         As of June 30, 2002, our investment portfolio contained corporate fixed-income and preferred stock securities with a market value of $88.2 million. A summary of these securities by industry segment is as follows:

     Financial institutions         40%
     Technology                     13%
     Communications                 12%
     Industrial                      9%
     Consumer, non-cyclical          9%
     Consumer, cyclical              5%
     Basic materials                 5%
     All other                       7%
                                  -----
                                   100%
                                  =====

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         As of June 30, 2002, the investment portfolio contained $61.0 million of mortgage-backed, asset-backed and collateralized mortgage obligations. All of these securities were rated "AA-" or better and 80% were rated "AAA" by Standard & Poor's or Moody's. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of June 30, 2002. The quality of the fixed-income portfolio as of June 30, 2002 was as follows:


     "AAA"               47%
     "AA"                21%
     "A"                 23%
     "BBB"                8%
     Below "BBB"          1%
                       -----
                        100%
                       =====

         The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company's ability and willingness to hold the security until the market value is expected to recover.

         The table below summarizes individual securities held by the Company as of June 30, 2002 with unrealized losses that: (1) were in excess of 15% of the security's June 30, 2002 book value and greater than $150,000; and (2) have been in an unrealized loss position continuously for at least six months prior to June 30, 2002. The table illustrates the hypothetical effect on future net income per share, utilizing diluted weighted average shares outstanding for the six months ended June 30, 2002, if management subsequently determines that the unrealized losses are other-than-temporary. There would be no effect on stockholders' equity.

                                                                      June 30, 2002
                                                      ---------------------------------------------     Hypothetical Effect
                                                                                           Gross           on Future Net
                                                                                         Unrealized          Income Per
      Security                 Description            Book Value       Market Value         Loss              Share (1)
      --------                 -----------            ----------       ------------         ----              ---------

AMEX Technology           Exchange-traded fund        $  506,400        $  333,802        $ (172,598)        $  (0.01)

Anadarko Petroleum
Corporation               Preferred stock              1,942,500         1,611,600          (330,900)           (0.02)

HSBC USA Inc.             Preferred stock              1,030,000           851,000          (179,000)           (0.01)

(1) Using the diluted weighted average shares outstanding for the six months ended June 30, 2002 and an effective tax rate of 34%.

         The Company believes that the recent decline in the value of the AMEX Technology exchange-traded-fund was a result of the volatility in the equity markets in the second quarter of 2002 that is attributable in part,

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

to the disclosures of recent accounting scandals. Management believes that the prospects for recovery in this sector are good, and therefore, the decline is temporary.

         The Anadarko Petroleum Corp. and HSBC USA Inc. preferred stock securities are rated BBB- and A+, respectively, by Standard & Poor's (both investment grade ratings) and have consistently paid dividends since their respective purchase dates by the Company. Management believes that the demand for these high-yielding, tax-advantaged securities will increase as profits in the financial services sector increase, and therefore, the decline is temporary.

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

         The Company had fixed-income and preferred stock investments with a market value of $201.3 million at June 30, 2002 subject to interest rate risk. The Company manages its exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the liability and capital position of the Company.

         The Company had common equity investments with a market value of $6.9 million at June 30, 2002 subject to equity price risk. The Company attempts to mitigate equity price risk to its common stock portfolio by investing exclusively in exchange-traded funds (ETFs). ETFs are securities that represent an interest in a trust that owns and holds a basket of common stocks that replicate a major market index (such as the S&P 500 or the Dow Jones Industrial Average) or a portion of a major market index (such as the Value Component of the S&P). Since these securities represent an interest in the equity capital markets as a whole, or a sub-sector thereof, they are a diversified, index-based exposure to common stocks. As such, the value of these ETFs will be determined by the performance of the equity capital markets in general or of a particular sub-sector and reduces equity price risk to a single issuer of stock.

         The Company's market risk at June 30, 2002 has not materially changed from that identified at December 31, 2001.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities and Use of Proceeds - None

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders - None

Item 5.       Other Information

              On June 27, 2002, PAGI filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,000,000 shares of its common stock. Until the registration statement is effective, these securities may not be sold nor may offers to buy be accepted. The intended use of the net proceeds of this offering are to support the Company's operations, including contributing capital to the insurance subsidiaries and capitalizing new insurance subsidiaries to support the growth in business, and for working capital and other general corporate purposes.

Item 6.       Exhibits and Reports on Form 8-K

              On May 15, 2002, the Company filed a current report on Form 8-K announcing the availability of the first quarter statements of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's website, in hard copy from the Company, or from the Pennsylvania Insurance Department.

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



                                         Penn-America Group, Inc.




Date:         August 7, 2002             By:    /s/ Jon S. Saltzman
          ----------------------------          --------------------------------
                                                Jon S. Saltzman
                                                President and
                                                Chief Executive Officer



                                         By:    /s/ Joseph F. Morris
                                                --------------------------------
                                                Joseph F. Morris
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Treasurer