Form 10-K/A
period 2001-12-31
PENN AMERICA GROUP INC
filed 2002-11-12
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended _____December 31, 2001_______________________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                      Commission file Number ___022316_____

____________PENN-AMERICA GROUP, INC.____________________________________________
         (Exact Name of Registrant as Specified in Its Charter)

____________Pennsylvania_________________________________________23-2731409_____
         (State or Other Jurisdiction of                  (I.R.S. Employer
           Incorporation or Organization)                  Identification No.)

____________420 S. York Road, Hatboro, PA____________     ______19040___________
         (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code ______(215) 443-3600_________

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                   Name of Each Exchange on
                                               Which Registered

_Common stock, par value, per share______________New York_______________________

Securities registered pursuant to Section 12(g) of the Act:

____None________________________________________________________________________
                                (Title of class)

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

As of March 22, 2002, the aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant was approximately $69,149,535. As of March 22, 2002, there were 11,546,204 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 2002 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference in Part III of this report.

                            PENN-AMERICA GROUP, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                                DECEMBER 31, 2001

                                                                            Page
                                     PART I
ITEM  1.  BUSINESS...........................................................3

ITEM  2.  PROPERTIES........................................................19

ITEM  3.  LEGAL PROCEEDINGS.................................................19

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY-HOLDERS..................................................19


                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS...................................20

ITEM  6.  SELECTED FINANCIAL DATA...........................................21

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................22

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................................35

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................38

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE........................................................61

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT........................................................62

ITEM 11.  EXECUTIVE COMPENSATION............................................62

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.............................................62

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................62

ITEM 14.  CONTROLS AND PROCEDURES...........................................63

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...............................................64

                                     PART I

Explanatory Note
Penn-America Group, Inc. ("PAGI" or the "Company") has recently resolved various accounting and disclosure comments from the Securities and Exchange Commission ("SEC"), in conjunction with the Company's registration statement filing relating to the issuance of additional shares of common stock. One of the comments addressed the timing of recording other-than-temporary ("OTT") declines in the market value of certain equity securities. In order to resolve the comments, the Company agreed to amend its accounting policy and record OTT write-downs on these securities for the periods ending December 31, 2001, 2000 and 1999. This restatement affects net income for each of these periods but has no affect on stockholders' equity since the unrealized loss on these securities was already recorded in Accumulated Other Income (Loss) in the Consolidated Balance Sheets and Statements of Stockholders' Equity. The Company has restated its financial statements for the affected periods and has filed such restatements on this amended Form 10-K for the year ended December 31, 2001. For further information, see Note 1 of the Notes to Consolidated Financial Statements.

In addition, the SEC staff requested that PAGI add certain disclosures or not report certain items. Business, Selected Financial Data, the Consolidated Financial Statements and Managements' Discussion and Analysis of Financial Condition and Results of Operations, included herein, have been amended as appropriate to respond to these requests.

The filing of this amended Form 10-K shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 1. BUSINESS
General

Penn-America Group, Inc. ("PAGI") is a specialty property and casualty insurance holding company which, through its subsidiary, Penn-America Insurance Company ("Penn-America") and its subsidiary, Penn-Star Insurance Company ("Penn-Star") (collectively the "Company"), markets and underwrites commercial property, general liability and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. Penn-America writes business in all fifty states and the District of Columbia. The Company writes business on both an admitted and non-admitted (excess and surplus lines) basis in thirty-six states, on only an admitted basis in two states and on only a non-admitted basis in twelve states and the District of Columbia. The Company chooses in each state whether to write business on an admitted or non-admitted basis based upon the Company's analysis of competition in each state. Writing business on an admitted basis is highly regulated. The regulations, which vary by state, generally govern licensing, underwriting rules, rates and policy forms, and require insurance companies to pay premium taxes and guaranty fund assessments. Writing business on a non-admitted basis is significantly less regulated and provides much more freedom in setting rules, rates and policy forms and removes insurance companies from premium taxes and guaranty fund assessment liabilities. Coverage written on a non-admitted basis is less comprehensive than coverage issued on an admitted basis. If the Company chooses non-admitted status, the Company could be at a competitive disadvantage to carriers writing on an admitted basis if those competitors choose to offer coverages which are more comprehensive and attractive to an insured. Further, surplus lines agents are prohibited from writing nonadmitted business in states in which they are not resident. Thus, if the Company does not have resident surplus lines agents in every state (currently, we do not in 7 states), the Company is precluded from writing business on a non-admitted basis in those states.

Penn-America Insurance Company was formed in 1975 by Irvin Saltzman, Chairman of the Board of Directors, who began working in the insurance industry in 1947 when he founded a general agency. The Company completed an initial public offering ("IPO") on October 28, 1993, at a price of $4.00 per share, which was then followed by a secondary offering in July of 1997 where 4,537,500 shares were sold by the Company for net proceeds of approximately $9.67 per share. Currently, the Saltzman family, substantially through their ownership of Penn Independent Corporation ("Penn-Independent"), owns approximately 40% of the Company's Common Stock. Jon S. Saltzman, Irvin Saltzman's son, is a Director, President and Chief Executive Officer of the Company and has been employed by the Company since 1986. Prior to 1986, Jon Saltzman was employed by Penn Independent from 1976 to 1986.

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

Penn-America markets its products through fifty-seven (57) general agents, who in turn produce business through more than 25,000 retail insurance brokers located throughout the United States. The Company focuses on serving the insurance needs of small businesses in small towns and rural areas that are serviced by retail insurance brokers with limited access to larger, standard lines insurers. The Company believes that larger, standard lines insurers, which often limit their underwriting to larger policies and to certain risk classes, generally underserve these markets. Penn-America believes that its distribution network enables it to effectively access these numerous small markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of its general agents. This access also is enabled by the local market knowledge and expertise of these general agents and their retail insurance brokers.

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

Core Commercial Business

The Company underwrites its core commercial business (excluding the Company's exited commercial automobile business - see Exited Lines, below) on a Binding Authority, Submit and Specialty Lines basis, which are defined as follows:

o Binding authority business represents risks that may be quoted and bound by the Company's general agents prior to the Company's underwriting review.

o Submit business represents risks that must be submitted by the Company's general agents to the Company prior to quoting or binding the account.

o Specialty lines business represents risks that meet specific, pre-determined industry-segment and territorial parameters and may be quoted or bound by the Company's general agents prior to the Company's underwriting review.

Binding Authority business accounted for approximately 88% of the Company's core commercial gross written premiums in 2001. Of this amount, approximately 85% is bound by general agents in accordance with the Company's underwriting manual. New and renewal Binding Authority business issued by the general agents is reviewed on a continuous basis to ensure that the Company's underwriting guidelines are followed. The Company provides its general agents with a comprehensive, regularly updated underwriting manual, which also is available online through a private intranet site called PennLink. This manual clearly outlines the Company's risk eligibility, pricing, underwriting guidelines and policy issuance instructions. Penn-America closely monitors the underwriting quality of its business through online system edits and in-force account reviews. The Company also periodically audits each agent's office to determine if the Company's underwriting guidelines are followed in all aspects of risk selection, underwriting compliance, policy issuance and pricing. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. Payments of these contingent profit commissions have been through the issuance of shares of PAGI common stock and cash. Since 1996, the Company has awarded agents approximately 276,000 shares of PAGI common stock through its contingent profit commission structure.

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

The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in Note 1 to the consolidated financial statements, included herein . The Company evaluates segment profit based on profit or loss from operating activities. Segment profit or loss from operations is pre-tax and does not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes income taxes, unallocated expenses and investment income attributable to equity. The aforementioned segment information is presented in Note 8 to the consolidated financial statements included herein.


The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:




                                                                Years ended December 31,
                          -----------------------------------------------------------------------------------------------------
                                       2001                               2000                               1999
                          -------------------------------    -------------------------------    -------------------------------
(Dollars in Thousands)       Amount            Percent           Amount           Percent           Amount           Percent
Pacific                       $ 15,613            15.9%          $ 19,961            18.2%           $21,404            22.3%
Midwest                         17,338            17.6             21,768            19.8             17,516            18.2
South                           17,021            17.3             16,539            15.1             13,812            14.4
Southwest                       12,306            12.5             15,532            14.1             13,971            14.6
Mid-Atlantic                    17,633            17.9             17,253            15.7             12,496            13.0
Mountain/Northwest               8,088             8.2             10,457             9.5             10,849            11.3
New England                     10,413            10.6              8,281             7.6              5,935             6.2
                          --------------     ------------    ---------------    ------------    ---------------    ------------
                              $ 98,412           100.0%          $109,791           100.0%           $95,983           100.0%
                          ==============     ============    ===============    ============    ===============    ============

Lines of Business

The following table sets forth an analysis of gross written premiums by specific product lines during the periods indicated:

                                                                    Years ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                           2001                                   2000                             1999
                                   -----------------------------     -------------------------------   ----------------------------
(Dollars in thousands)                 Amount         Percent            Amount          Percent           Amount         Percent
Core commercial lines
Special property                      $10,118           10.3%                $5,930           5.4%            $ 5,374        5.6%

CMP - property                         36,381           37.0                 32,677          29.8              25,418       26.5

CMP - liability                        27,348           27.8                 27,660          25.2              21,649       22.6

Other & product liability              23,483           23.8                 29,268          26.6              24,966       26.0
                                   -----------      ------------     ---------------  --------------   --------------- ------------
          Total core commercial                         98.9                                                                80.7
                                       97,330                                95,535          87.0              77,407
Exited lines

Commercial auto liability                 874            0.9                  8,779           8.0               5,477        5.7

Commercial auto physical damage           206            0.2                  2,690           2.5               1,569        1.6

Personal lines                              2            -                    2,787           2.5              11,530       12.0
                                   -----------      ------------     ---------------  --------------   --------------- ------------

          Total exited lines            1,082            1.1                 14,256          13.0              18,576       19.3
                                   -----------      ------------     ---------------  --------------   --------------- ------------
Total gross written premiums         $ 98,412          100.0%              $109,791         100.0%            $95,983      100.0%
                                   ===========      ============     ===============  ==============   =============== ============


o The Company's Commercial General Liability insurance is written on an occurrence policy form, which generally provides coverage for bodily injury or property damage that arises during the policy period, even though a claim is made after the policy expires, as opposed to a claims-made policy form, which generally provides coverage for claims made against an insured during the policy period, irrespective of when the bodily injury or property damage occurred. The Company's insurance coverage provides limits generally ranging from $25,000 to $3 million per occurrence, with the majority of such policies having limits between $500,000 and $1 million. The Company's general liability policies provide for defense and related expenses in addition to per occurrence and aggregate policy limits.

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

The Company primarily uses ISO statistics as a benchmark for risk selection and pricing. Other carriers may or may not rely as heavily on this information, and several of the larger standard carriers have developed their own actuarial databases. As a general rule, most standard lines insurers set rates lower than ISO benchmarks. However, the Company, because of its strategy of providing insurance to underserved markets, typically charges 100% or more of prescribed ISO benchmarks. Generally, the Company establishes a pricing strategy on a countrywide basis that is designed to support its loss costs and operating expenses plus a targeted return on equity. This pricing strategy is regionalized to incorporate variables such as historical loss experience, the types and lines of business written and state regulatory considerations. The Company provides its general agents with pricing flexibility on a per-policy basis, with the objective that in the aggregate, the weighted average premium of all new and renewal commercial policies written by a general agent are at approximately 110-150% of ISO benchmarks.

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

Insurance Loss Reserves

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

In addition to case reserves, management establishes reserves on an aggregate basis to provide for incurred but not reported losses and loss adjustment expenses ("IBNR"). The establishment of reserves for IBNR requires an estimate of the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to determine its estimate of ultimate liability. The techniques recognize, among other factors, the Company's and the industry's experience, historical trends in reserving patterns and loss payments, the impact of claim inflation, the pending level of unpaid claims, the cost of claim settlements, the line of business mix and the economic environment in which property and casualty insurance companies operate. Estimates continually are reviewed and, based on new developments and new information, adjustments of the probable ultimate liability are included in operating results for the periods in which the adjustments are made. In general, reserves are established initially based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in the Company's historical experience, or which cannot yet be quantified. The Company regularly analyzes its reserves and reviews its pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. The Company does not discount its loss reserves.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                          Year ended December 31,
                                ----------------------------------------------
                                   2001             2000             1999
                                -------------    ------------    -------------
                                               (in thousands)

Balance, beginning of year       $115,314           $93,719        $88,937
Less reinsurance recoverable       24,093            18,086         16,502
                                -------------    ------------    -------------
Net balance, beginning of year     91,221            75,633         72,435
Incurred related to:
     Current year                  60,885            66,214         54,768
     Prior years                       36             9,164          8,419
                                -------------    ------------    -------------
Total incurred                     60,921            75,378         63,187

Paid related to:
     Current year                  19,913            26,273         23,540
     Prior years                   38,183            33,517         36,449
                                -------------    ------------    -------------
Total paid                         58,096            59,790         59,989

Net balance, end of year           94,046            91,221         75,633
Plus reinsurance recoverable       25,552            24,093         18,086
                                -------------    ------------    -------------
Balance, end of year             $119,598          $115,314        $93,719
                                =============    ============    =============


In 2001, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $36,000. This increase related entirely to the commercial automobile line of business. During 2001, the Company increased its estimate for the commercial multi-peril liability line of business by $1.8 million due to the development of outstanding claim reserves on claims occurring primarily in 1998 and 1999.

This increase was almost entirely offset by a reduction in the Company's estimate for the non-standard personal automobile line of business due to favorable settlements on closed claims.

In 2000, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $9,164,000. The increase is primarily attributable to changes in the Company's estimates for losses and loss adjustment expense reserves of $1,400,000 for commercial automobile, $3,900,000 for commercial multi-peril liability and $3,400,000 for other liability lines of business.

The Company began writing commercial automobile coverage for vehicles and light trucks in 1998. The initial estimates for 1998 and 1999 were based on a relatively low level of claims reported to the Company. In 2000, the Company received a significant number of claims relating to accidents incurred in 1998 and 1999. In the fourth quarter of 2000, the Company exited the commercial automobile line of business due to unsatisfactory underwriting results.

The change in estimates in 2000 for the commercial multi-peril liability line of business resulted principally from increased exposure to liquor liability losses for policies primarily written in 1998 and 1999. In 2000, the Company revised its underwriting approach significantly to reduce its exposure to liquor liability.

The change in estimates in 2000 for the other liability line resulted principally from construction defect claims, which were new types of claims that were not anticipated when the Company wrote these policies between 1991 and 1996. These claims predominantly related to residential contractors and sub-contractors in California. In 2000, the Company completed its withdrawal from the residential contractors and sub-contractors industry segment.

In 1999, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $8,419,000. The increase is primarily attributable to changes in estimates for losses and loss adjustment expense reserves for non-standard personal automobile line of business. In 1999, the Company received a significant number of claims relating to accidents incurred prior to 1999, resulting in an increase in loss estimates. In 1999, the Company exited the non-standard personal automobile lines.

Incurred losses and loss adjustment expenses include estimates, recorded as loss and loss adjustment expense reserves on the balance sheet, for the ultimate payment on both reported and unreported claims. The Company changes its estimates for loss and loss adjustment expenses reserves as new events occur, as more loss experience is acquired or as additional information is received. Estimates for loss and loss adjustment expense reserves result from a continuous review process and the change in these estimates, as required by Financial Accounting Standards Board No. 60, Accounting and Reporting by Insurance Enterprises, paragraph 18, is recorded in the period that the change in these estimates is made.

The Company believes that its loss and loss adjustment expense reserves are fairly stated as of December 31, 2001 due to the exiting of non-standard personal and commercial automobile lines of business and the reduction in exposure to construction defect and liquor liability losses. In addition, the Company implemented improvements in the loss reserving process, including the development of monthly and quarterly loss and loss adjustment expense reserve analyses and the creation of a reserve committee that meets quarterly.

The following table presents the Company's accident year loss and loss adjustment expense ratios (the sum of losses and loss adjustment expenses divided by premiums earned) for the ten most recent accident years (the year in which the loss occurred), as recorded as of December 31, 1999, 2000 and 2001 after giving effect to the increase in loss and loss adjustment expenses relating to changes in estimates of insured events of prior years. These "accident year" loss ratios differ from the loss ratios included in the Company's financial statements set forth elsewhere in this report in that the latter loss ratios are based upon the year in which losses are recognized for accounting purposes, regardless of when the loss actually occurred or was reported. See the notes to the consolidated financial statements included herein.

                                As of December 31,
                   ------------------------------------------------
Accident Year        1999              2000               2001
                   ------------    --------------      ------------

1992                 69.6             72.1                 72.5
1993                 70.9             70.2                 71.3
1994                 69.1             72.0                 71.8
1995                 63.9             65.4                 65.1
1996                 68.1             68.3                 69.4
1997                 62.4             62.0                 62.1
1998                 63.6             65.8                 65.0
1999                 63.8             68.2                 70.0
2000                                  72.4                 70.2
2001                                                       68.5


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


                     1991      1992      1993       1994      1995      1996       1997        1998      1999       2000       2001
                    ---------------------------------------------------------------------------------------------------------------
Reserves for unpaid
 losses and loss
 adjustment        $25,681   $26,110    $26,830    $35,307   $46,512    $55,656    $68,863    $72,435    $75,633   $91,221  $94,046
 Expenses,
 as stated
 (In thousands)

a. Net cumulative
   paid as of
   1 year later     $6,605    $7,381     $6,852    $12,383   $17,208    $23,660    $30,236    $36,449    $34,626    38,183
   2 years later    10,988    11,127     13,127     20,617    29,612     38,819     51,141     55,718     57,415
   3 years later    13,325    15,546     18,656     27,266    38,091     50,982     63,470     70,370
   4 years later    16,417    19,253     22,254     32,119    44,016     57,613     72,651
   5 years later    19,283    21,503     24,303     34,883    48,236     62,724
   6 years later    20,872    22,796     25,642     37,687    51,485
   7 years later    21,881    23,714     27,121     39,863
   8 years later    22,452    24,959     28,449
   9 years later    23,303    25,979
   10 years later   24,006

b. Reserves
   re-estimated as
   of end of year
   1 year later    $23,228   $24,478    $23,897    $33,601   $45,708    $55,997    $68,946    $80,855    $84,797   $91,257
   2 years later    22,383    21,945     23,489     34,281    47,225     57,913     76,217     86,351     86,863
   3 years later    20,471    22,032     24,558     36,453    47,378     63,575     79,881     86,899
   4 years later    20,819    22,767     26,335     36,359    50,704     67,310     81,226
   5 years later    21,726    23,935     26,380     38,768    54,245     68,567
   6 years later    22,550    24,143     27,532     41,425    54,740
   7 years later    22,761    24,776     29,050     42,095
   8 years later    23,117    26,485     29,804
   9 years later    24,280    26,948
   10 years later   24,644

Net cumulative
 redundancy
 (deficiency)       $1,037     ($839)   ($2,974)   ($6,788)  ($8,228)  ($12,911)  ($12,363)  ($14,463)  ($11,230)     ($36)

Gross liability
 for unpaid
 losses and
 loss adjustment
 expenses,
 as stated                   $31,703    $33,314    $44,796   $60,139    $70,728    $84,566    $88,937    $93,719  $115,314  $119,598
Reinsurance recoverable        5,593      6,484      9,489    13,627     15,072     15,703     16,502     18,086    24,093    25,552
Net liability for unpaid
 losses and loss adjustment
 expenses, as stated          26,110     26,830     35,307    46,512     55,656     68,863     72,435     75,633    91,221    94,046
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------

Gross liability
 re-estimated
 - 1 year later               30,609     32,796     48,173    63,884     71,644     85,640     98,395    101,597   115,350
Reinsurance
 recoverable
 re-estimated                  6,131      8,899     14,572    18,176     15,647     16,694     17,540     16,800    24,093
Net liability
 re-estimated -
 1 year later                 24,478     23,897     33,601    45,708  55,997        68,946     80,855     84,797    91,257
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated -
 2 years later                30,390     36,243     53,009    66,405     74,312     92,832    104,664    104,137
Reinsurance
 recoverable
 re-estimated                  8,445     12,754     18,728    19,180     16,399     16,615     18,313     17,274
Net liability
 re-estimated -
 2 years later                21,945     23,669     34,281    47,225     57,913     76,217     86,351     86,863
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated -
 3 years later                33,992     41,600     56,042    66,891     80,574     97,786    105,248
Reinsurance
 recoverable
 re-estimated                 11,960     17,042     19,589    19,513     16,999     17,905     18,349
Net liability
 re-estimated
 - 3 years later              22,032     24,558     36,453    47,378     63,575     79,881     86,899
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated
 - 4 years later              38,165     43,824     56,167    68,927     84,831     98,244
Reinsurance
 recoverable
 re-estimated                 15,398     17,489     19,808    18,223     17,521     17,018
Net liability
 re-estimated
 - 4 years later              22,767     26,335     36,359    50,704     67,310     81,226
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated -
 5 years later                39,956     44,466     58,272    73,042     85,221
Reinsurance
 recoverable
 re-estimated                 16,021     18,086     19,504    18,797     16,654

Net liability
 re-estimated
 - 5 years later              23,935     26,380     38,768    54,245     68,567
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated
 - 6 years later              40,670     45,595     61,814    72,978
Reinsurance
 recoverable
 re-estimated                 16,527     18,063     20,389    18,238

Net liability
 re-estimated
 - 6 years later              24,143     27,532     41,425    54,740
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated
 - 7 years later              41,679       47,955   61,766
Reinsurance
 recoverable
 re-estimated                 16,903     18,905     19,671
Net liability
 re-estimated
 - 7 years later              24,776     29,050     42,095
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated
 - 8 years later              43,958     48,032
Reinsurance
 recoverable
 re-estimated                 17,473     18,228
Net liability
 re-estimated
- 8 years later               26,485     29,804
                             -------- --------- ---------- --------- ---------- ---------- ---------- ---------- ---------- --------
Gross liability
 re-estimated
 - 9 years later              44,248
Reinsurance
 recoverable
 re-estimated                 17,300
Net liability
 re-estimated
 - 9 years later              26,948
Gross cumulative
 deficiency                 ($12,545)  ($14,718)  ($16,970) ($12,838)  ($14,493)  ($13,678)  ($16,311)  ($10,418)     ($36)

The table below illustrates the sensitivity to a hypothetical change in the Company's net loss and loss adjustment expense reserves as of December 31, 2001. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on stockholders' equity.

                                                                                                                Hypothetical
                                                                                                                 Percentage
                                                                    Balance of Net         Change in Net          Increase
                                                                    Loss and Loss          Loss and Loss       (Decrease) in
Hypothetical Change in Net Loss and Loss Adjustment                   Adjustment             Adjustment        Stockholders'
Expense Reserve                                                    Expense Reserves       Expense Reserve          Equity
                                                                 -------------------      -----------------    ---------------
3% increase                                                           $96,867                  $2,821                (2.3)%
2% increase                                                            95,927                   1,881                (1.5)
1% increase                                                            94,986                     940                (0.8)
No change                                                              94,046                     ---                  ---
1% decrease                                                            93,106                    (940)                0.8
2% decrease                                                            92,165                  (1,881)                1.5
3% decrease                                                            91,225                  (2,821)                2.3


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
SAP Basis (3)
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
Property and casualty insurance industry :
SAP Basis (3)
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
                                                                    ============  ===========  ============

(1) Source: Industry Estimate for 2001, BestWeek, December 17, 2001 edition.
(2) Source: Best's Aggregates & Averages, Property/Casualty United States 2001 Edition
(3) While the SAP loss ratio is the same ratio as the loss ratio prepared in accordance with generally accepted accounting principles ("GAAP"), the expense ratio differs in two aspects. First, the numerator on a SAP basis represents acquisition and other underwriting expenses relating to net written premiums recorded during the calendar year, while, on a GAAP basis, the numerator represents amortization of deferred policy acquisition costs and other underwriting expenses. Second, the denominator on a SAP basis is net written premiums, versus net earned premium on a GAAP basis.

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

In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company's policy is to use only reinsurers that have an A.M. Best rating of "A- (Excellent)" or better and that have at least $500 million in policyholders' surplus. A.M. Best assigns ratings to each insurance company transacting business in the United States. "A-" is the fourth highest of sixteen rating categories, and is considered "excellent" by A.M. Best Co. These ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors.

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

Line of Business                  Company Policy Limit                Reinsurance Coverage / Company Retention
--------------------------------- ---------------------------------- ------------------------------------------------------------

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

Information regarding the amount of premiums written and ceded under reinsurance treaties is included in Note 5 to the Consolidated Financial Statements included herein.

Investments

The Company's investment policy seeks to maximize investment income consistent with the overriding objective of maintaining liquidity and minimizing risk. Approximately 93% of the Company's fixed-income securities as of December 31, 2001 were rated "A" or better by Standard & Poor's. Standard & Poor's rates publicly traded securities in twenty categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. As of December 31, 2001, the Company's fixed-income investments had an effective average duration of approximately 3.5 years. Publicly traded equity securities, the majority of which consisted of preferred stocks, represented 16% of the Company's investment portfolio as of December 31, 2001.

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

The Investment Committee has retained General Re-New England Asset Management, Inc, a wholly owned subsidiary of General Re Corporation, to manage its investment portfolio in accordance with the investment strategy adopted by the Investment Committee.

The following table shows the classifications of the Company's investments at December 31, 2001:

                                                                         Amount
                                                                       reflected
                                                    Fair               on balance          Percent of
                                                   value                 sheet               total
                                              -----------------     -----------------    ---------------
                                                                     (In thousands)
Fixed maturities:
   Available for sale:
      U.S. Treasury securities and obligations
          of U.S. government agencies                   $  4,195          $  4,195              2.4%

      Corporate securities                                52,021            52,021             29.6

      Mortgage-backed securities                          27,316            27,316             15.6

      Other structured securities                         21,462            21,462             12.2

      Municipal securities                                21,004            21,004             12.0

      Public utilities                                     9,255             9,255              5.3
                                                        --------          --------          -------
         Total available for sale
                                                         135,253           135,253             77.1
                                                        --------          --------          -------

   Held to maturity
      U.S. Treasury securities and
obligations

          of U.S. government agencies                     14,025            13,812              7.9

      Corporate securities                                   290               276              0.1

      Public utilities                                     1,002               996              0.6
                                                        --------          --------          -------
         Total held to maturity
                                                          15,317            15,084              8.6
                                                        --------          --------          -------


         Total fixed-maturity securities                 150,570           150,337             85.7
                                                        --------          --------          -------
   Equity securities:
      Common stock                                         7,977             7,977              4.5
      Preferred stock                                     17,172            17,172              9.8
                                                        --------          --------          -------


         Total equity securities                          25,149            25,149             14.3
                                                        --------          --------          -------


   Total investments                                    $175,719          $175,486            100.0%
                                                        ========          ========          =======

The composition of the Company's portfolio of fixed-income investments were rated by Standard & Poor's or Moody's at December 31, 2001, as follows:


          "AAA"                                  50%
          "AA"                                   18%
          "A"                                    25%
          "BBB"                                   6%
          Below "BBB"                             1%
                                               ------
                                                100%
                                               ======

The market risk of the Company's investment portfolio is descibed in Quantitative and Qualitative Disclosures About Market Risk included herein.

Note 4 to the consolidated financial statements included herein sets forth the net investment income results of the Company for 2001, 2000 and 1999.

Competition

The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region and offering in some cases only a single product. The Company competes with a significant number of these insurers in attracting quality general agents and in selling insurance products. Many of the Company's existing or potential competitors are larger excess and surplus lines and specialty admitted insurers which have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. The Company believes that in order to be successful in its market, it must be aware of pricing cycles, must be able to minimize the impact of such cycles through tight expense control and superior customer service. Another competitive factor is the rating assigned by independent rating organizations such as A.M. Best Company. Penn-America and Penn-Star currently have a pooled rating from A.M. Best of "A-"(Excellent). "A-" is the fourth highest of sixteen rating categories, and if considered "excellent" by A.M. Best Co. These ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors.

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

Dividend Restrictions. PAGI is a holding company, the principal asset of which is the common stock of Penn-America. The principal source of cash to meet the Company's short-term liquidity needs, including the payment of dividends to PAGI's stockholders and PAGI's operating expenses is dividends from Penn-America. The Company has no long-term debt obligations or planned capital expenditures that could impact its long-term liquidity needs. Penn-America's principal sources of funds are underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America and Penn-Star principally to pay claims and operating expenses, to purchase investments and to make dividend payments to PAGI. The Company's future liquidity is dependent on the ability of Penn-America to pay dividends to PAGI.

The National Association of Insurance Commissioners has adopted a system to test the adequacy of statutory capital, known as "risk-based capital", which applies to Penn-America Insurance Company and Penn-Star Insurance Company, Penn-America Insurance Company's wholly-owned subsidiary. This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision or control. Penn-America is also subject to regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2002 is $6,473,325. Ordinary dividends paid by Penn-America to PAGI in 2001 were $1.6 million. No ordinary dividends were paid to PAGI in 2000. Rather, Penn-America paid a $6.4 million return of capital to PAGI in 2000, after receiving approval from the Pennsylvania Insurance Department, which PAGI used to repurchase stock and pay dividends and PAGI operating expenses. Penn-America's ability to pay future dividends to us without advance regulatory approval is dependent upon maintaining a positive level of unassigned and policyholders' surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to the Company. As of December 31, 2001, Penn-America Insurance Company's unassigned surplus was $64,733,251 million and Penn-Star Insurance Company's policyholders' surplus was $33,389,965 million.

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

ITEM 3. Legal Proceedings

The Company's insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. Penn-America has been named as a defendant in litigation commenced in the Superior Court of California, County of Los Angeles, on November 6, 2000 and in an identical suit on December 18, 2000 in the County of Orange relating to the Company's exited non-standard personal automobile business. Management believes that its position is defensible as to such litigation, but, the Company is pursuing settlement discussions at this time. Irrespective of Management's current activity, Management does not believe at this time that any settlement or judgment will have a material effect on the Company's financial statements. The Company is involved in no other pending or threatened legal or administrative proceedings which management believes might have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during 2001 to a vote of holders of PAGI's common stock.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters

Market and Common Stock Information
The Company's common stock trades on the New York Stock Exchange under the symbol "PNG". As of February 1, 2002 there were 190 registered holders of record and approximately 1,000 beneficial holders of record of the company's common stock. The high and low sale prices of the common stock were as follows:

                                             Market Price (1)
                                       --------------------------------
                                          High                Low
                                       --------------    --------------
Year Ended December 31, 2001
     First Quarter                        $ 6.97             $4.79
     Second Quarter                         7.00              6.67
     Third Quarter                          6.80              6.40
     Fourth Quarter                         7.03              6.00

Year Ended December 31, 2000
     First Quarter                        $ 6.00             $4.42
     Second Quarter                         6.50              4.75
     Third Quarter                          5.25              4.59
     Fourth Quarter                         6.29              4.59

(1) Market prices are adjusted to reflect a three-for-two split of the Company's common stock effected on May 9, 2002.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

As described in Part I, the Company has restated its previously issued financial statements for the years ended December 31, 2001, 2000, and 1999. See Note 1 to consolidated financial statements for further information regarding the restatement.

                                                                          Year ended December 31,
                                           --------------------------------------------------------------------------------------
                                               2001               2000              1999             1998               1997
                                           --------------     --------------    -------------    --------------     -------------
                                            (Restated)         (Restated)        (Restated)
                                                                    (dollars in thousand, except per share data)

Operating Data:
Premiums earned                           $  88,934          $  91,449           $  85,677           $  89,493           $  91,649
Net investment income                        11,339             10,454               9,537              10,763               9,218
Net realized investment gain (loss)              18              1,314              (1,178)             (2,808)               (110)

Total revenues                               99,095             99,095              95,104             100,274             102,853

Net income (loss)                             4,940             (4,831)              1,410               8,881               9,645
Comprehensive income (loss)                   7,254               (343)             (5,000)              9,946              10,301
Diluted net income (loss) per share (1)        0.43              (0.42)               0.11                0.60                0.78


Cash dividends per share (1)              $    0.14          $    0.14           $  0.1383           $  0.1333           $  0.1067
Cash flow provided (used) by
operations (2)                                8,423             14,991               8,602              10,644              24,988

Insurance Performance Data
Gross written premiums (3)                $  98,412          $ 109,791           $  95,983           $  95,097           $ 104,694
Net written premiums (4)                     87,123             97,250              87,036              87,829              96,561
GAAP basis:
     Loss ratio (5)                            68.5               82.4                73.8                62.3                63.0
     Expense ratio (6)                         34.6               34.0                34.5                33.9                33.2
                                          ---------          ---------           ---------           ---------           ---------
     Combined ratio (7)                       103.1              116.4               108.3                96.2                96.2


Balance Sheet Data (at the end of the
period):
Cash and investments                      $ 188,615          $ 178,675           $ 166,227           $ 182,866           $ 177,819
Total assets                                248,115            239,486             217,782             230,504             225,157
Total stockholders' equity                   80,391             74,051              80,618             100,630              97,307
Total stockholders' equity per share (1)       7.00               6.52                6.67                7.14                6.56

__________

(1)  Adjusted to reflect a three-for-two split of the Company's common stock effected on May 9, 2002.

(2)  Cash flow provided (used) by operations differs from net income (loss), due to the fact that net income (loss) includes accruals for non-cash items as required by GAAP and net realized investment gain (loss).

(3)  The amount received or to be received for insurance policies written by us during a specific period of time without reduction for acquisitions costs, reinsurance costs or other deductions.

(4)  The total of gross written premiums less the portion of such premiums ceded to (reinsured by) other insurers during a specific period of time.

(5)  The ratio of losses and loss adjustment expenses to premiums earned.

(6)  The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to premiums earned.

(7)  The addition of the loss ratio and expense ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Penn-America Group, Inc. ("PAGI" or the "Company") has recently resolved various accounting and disclosure comments from the Securities and Exchange Commission ("SEC"), in conjunction with the Company's registration statement filing relating to the issuance of additional shares of common stock. One of the comments addressed the timing of recording other than temporary ("OTT") declines in the market value of certain equity securities. In order to resolve the comments, the Company agreed to amend its accounting policy and record OTT write-downs on these securities for the periods ending December 31, 2001, 2000 and 1999. This restatement affects net income for each of these periods but has no affect on stockholders' equity since the unrealized loss on these securities was already recorded in Accumulated Other Income (Loss) in the Consolidated Balance Sheets and Statements of Stockholders' Equity. The Company has restated its financial statements for the affected periods and has filed such restatements on this amended Form 10-K for the year ended December 31, 2001. For further information, see Note 1 of the Notes to Consolidated Financial Statements.

The affect of the restatement on total revenues, net income (loss), and basic and diluted net income (loss) per share are as follows:

                                                                     For the years ended
                            -------------------------------------------------------------------------------------------------------
                                   December 31, 2001                   December 31, 2000                  December 31, 1999
                            --------------------------------     -------------------------------    -------------------------------

                            As Reported       As Restated        As Reported      As Restated       As Reported      As Restated
                            --------------    --------------     -------------    --------------    --------------   --------------

Total revenues                   $99,718          $99,095        $100,572           $99,095            $96,055           $95,104

Net income (loss)                  5,351            4,940          (3,856)           (4,831)             2,038             1,410
Net income (loss) per share
     Basic                          0.47             0.43           (0.33)            (0.42)              0.16              0.11
     Diluted                        0.47             0.43           (0.33)            (0.42)              0.16              0.11

The OTT write-downs are non-cash items, and have no affect on stockholders' equity as the declines in market value on preferred and common stocks were previously recorded in stockholders' equity as net unrealized losses in accumulated other income (loss).

In addition, the SEC requested the Company add certain disclosures or not disclose certain information. This Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to respond to those requests.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements of the Company and Notes to the Consolidated Financial Statements.

General

Penn-America Group, Inc. ("PAGI") is a specialty property and casualty insurance holding company which, through its subsidiary, Penn-America Insurance Company and its subsidiary Penn-Star Insurance Company (collectively "Penn-America" or the "Company") markets and underwrites commercial property, general liability and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. Penn-America can write business in all fifty states and the District of Columbia. The Company writes business on both an admitted and non-admitted (excess and surplus lines) basis in thirty-six states, on only an admitted basis in two states and on only a non-admitted basis in twelve states and the District of Columbia. The Company chooses in each state whether to write business on an admitted or non-admitted basis based upon the Company's analysis of competition in each state. Writing business on an admitted basis is highly regulated. The regulations, which vary by state, generally govern licensing, underwriting rules, rates and policy forms, and require insurance companies to pay premium taxes and guaranty fund assessments. Writing business on a non-admitted basis is significantly less regulated and provides much more freedom in setting rules, rates and policy forms and removes insurance companies from premium taxes and guaranty fund assessment liabilities. Coverage written on a non-admitted basis is less comprehensive than coverage issued on an admitted basis. If the Company chooses non-admitted status, the Company could be at a competitive disadvantage to carriers writing on an admitted basis if those competitors choose to offer coverages which are more comprehensive and attractive to an insured. Further, surplus lines agents are prohibited from writing non-admitted business in states in which they are not resident. Thus, if the Company does not have resident surplus lines agents in every state (currently, we do not in 7 states), the Company is precluded from writing business on a non-admitted basis in those states.

Penn-America's commercial insureds consist primarily of small, "Main Street" businesses including restaurants, mercantiles and non-residential service contractors. In addition, the Company has developed customized products and coverages for other small commercial insureds such as day-care facilities, fitness centers and special events. The Company believes it has benefited from a general migration of small businesses out of urban centers and into suburban and rural areas. Industry consolidation, corporate downsizing and the increased use of communications technology and personal computers, among other factors, have contributed to the high growth in the number of small businesses in these areas. The Company selects only insurance lines of business and industry segments for which it can reasonably evaluate the probability of future loss exposure. Therefore, the Company avoids high-hazard risks and high-hazard lines of business such as medical malpractice and environmental liability.

Penn-America markets its products through fifty-seven high-quality general agents, who in turn produce business through more than 25,000 retail insurance brokers located throughout the United States. The Company focuses on serving the insurance needs of small businesses in small towns and rural areas that are serviced by retail insurance brokers with limited access to larger, standard lines insurers. The Company believes that larger, standard lines insurers, which often limit their underwriting to larger policies and to certain risk classes, generally underserve these markets. Penn-America believes that its distribution network enables it to effectively access these numerous small markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of its general agents. This access also is enabled by the local market knowledge and expertise of its general agents and their retail insurance brokers.

Penn-America's distribution strategy is to maintain strong relationships with a select group of high-quality general agents. The Company carefully selects a limited number of general agents based on their experience and reputation and strives to preserve each agent's franchise value within its marketing territory. The Company seeks to grow with these general agents and to develop strong, long-standing relationships by providing a high level of service and support. The success of the Company's strategy is demonstrated by its strong and consistent growth. From 1992 to 2001, commercial gross written premiums grew at an 18% compound annual rate from $22.6 million to $98.4 million while the number of general agents rose from 38 to 57.

Commercial Gross Written Premium
Per General Agent
(Same Store Sales)

                                                                     Compound
                                                                      Annual
(Dollars in millions)            1992               2001             Growth %
--------------------------------------------------------------------------------
Commercial gross
    written premiums           $  22.6                $98.4               18%
Number of general
    agents                         38                    57                5%
Commercial gross
    written premiums
    per general agent          $   0.6                $ 1.7               13%
--------------------------------------------------------------------------------


Core Commercial Business

The Company underwrites its core commercial business (excluding the Company's exited commercial automobile business - see Exited Lines, below) through three underwriting units: the Binding Authority Unit, the Submit Unit and the Specialty Lines Unit, which are defined as follows:

o Binding authority business represents risks that may be quoted and bound by the Company's general agents prior to the Company's underwriting review.

o Submit business represents risks that must be submitted by the Company's general agents to the Company prior to quoting or binding the account.

o Specialty lines business represents risks that meet specific, pre-determined industry-segment and territorial parameters and may be quoted or bound by the Company's general agents prior to the Company's underwriting review.

The Binding Authority Unit accounted for approximately 88% of the Company's core commercial gross written premiums in 2001. Of this amount, approximately 85% is bound by general agents in accordance with the Company's underwriting manual. The Binding Authority Unit reviews, on a continuous basis, the new and renewal policies issued by the general agents to ensure that the Company's underwriting guidelines are followed. The Company provides its general agents with a comprehensive, regularly updated underwriting manual, which also is available online through a private intranet site called PennLINK. This manual clearly outlines the Company's risk eligibility, pricing, underwriting guidelines and policy issuance instructions. Penn-America closely monitors the underwriting quality of its business through on-line system edits and in-force account reviews. The Company also periodically audits each agent's office to determine if the Company's underwriting guidelines are followed in all aspects of risk selection, underwriting compliance, policy issuance and pricing. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. Payments of these contingent profit commissions have been through the issuance of shares of PAGI common stock and cash. Since 1996, the Company has awarded agents approximately 276,000 shares of PAGI common stock through its contingent profit commission structure.

The Submit Unit was formed in 1999 in response to general agents who had risks similar to the Company's risk profile but were outside of their underwriting authority. The unit provides a market to the Company's general agents for approximately fifty classes of business. One hundred percent of the business is quoted and bound by Penn-America underwriters; general agents have no binding authority. This unit accounted for approximately 5% of core commercial gross written premiums in 2001.

The Specialty Lines Unit, which accounted for 7% of the Company's core commercial gross written premiums in 2001, creates specialized underwriting and marketing programs for individual general agents based upon specific territorial needs and opportunities. The individual general agent typically is given exclusive marketing authority for the program subject to territorial limitations. The Company believes it can achieve superior underwriting results and expense savings on these programs. The Company continuously is developing specialized programs for certain industry segments to meet the needs of these insureds. For example, Penn-America has developed programs for cargo and Alaska dwellings. Collectively, these programs are a significant benefit to the Penn-America's marketing efforts.

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

The Company exited non-standard personal automobile business in 1999 and, as a result, gross written premiums declined to $2,000 in 2001 from $2.8 million in 2000 and $11.5 million in 1999.

Competition

The property and casualty insurance industry is highly competitive. Penn-America competes with domestic and international insurers, some of which have greater financial, marketing and management resources and experience than the Company. The Company also may compete with new market entrants in the future. Competition is based on many factors including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best Company. Penn-America Insurance Company and Penn-Star Insurance Company currently have a pooled rating from A.M. Best of "A-" (Excellent). "A-" is the fourth highest of sixteen rating categories, and is considered "excellent" by A.M. Best Co. These ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors.

Reinsurance

The Company purchases reinsurance in order to lower its retention for individual risks, enable it to underwrite policies with higher limits of liability and to protect against catastrophic losses. Reinsurance does not discharge the Company from its primary liability for the full amount of insured claims. The Company carefully examines the financial condition of its reinsurers and places its coverage only with financially sound companies.

The Company has a multiple-line excess-of-loss reinsurance treaty currently in place that provides the following reinsurance coverage:

Line of Business            Company Policy Limit             Reinsurance Coverage / Company Retention
Property                    $2.0 million per risk            $1.7 million per risk in excess of $300,000 per risk
Commercial Automobile       $1.0 million per occurrence      $750,000 per occurrence in excess of $250,000 per
                                                             occurrence
General Liability           $3.0 million per occurrence      $2.5 million per occurrence in excess of $500,000 per
                                                             occurrence

Umbrella liability coverages are provided up to $5.0 million per occurrence and are reinsured for 90% of policy limits up to $1.0 million per occurrence and 100% of policy limits to $4.0 million in excess of $1.0 million per occurrence.

The Company may write individual policies with limits of liability greater than the aforementioned Company policy limits. These limits of liability are 100% reinsured on a facultative reinsurance basis.

The Company maintains a catastrophic loss reinsurance program the terms of which provide for 100% retention of the first $1.0 million per occurrence, reinsurance of 90.0% of $1.0 million per occurrence in excess of $1.0 million per occurrence and reinsurance of 100% of $23.0 million per occurrence in excess of $2.0 million per occurrence.

Results of Operations

Year ended December 31, 2001 compared with year ended December 31, 2000

Gross written premiums decreased 10.4% to $98.4 million for the year ended December 31, 2001 from $109.8 million for the year ended December 31, 2000. The decrease was due to the decline of $13.2 million in gross written premiums for the exited commercial and non-standard personal automobile lines. Core commercial gross written premiums increased 1.9% in 2001 to $97.3 million from $95.5 million in the prior year. This increase was attributable mainly to rate increases implemented during the year as well as growth in new business, which were offset partially by a decline in the renewal ratio due to the Company's decision to exit the residential contractors industry segment.

Ceded written premiums, the portion of gross premiums reinsured by other unaffiliated insurers, decreased to $11.3 million for the year ended December 31, 2001 compared to $12.5 million for the year ended December 31, 2000. The decline is ceded written premiums is primarily due to the decline in gross written premiums.

Net written premiums, which are gross written premiums less ceded written premiums, decreased 10.4% to $87.1 million for the year ended December 31, 2001 from $97.3 million for the year ended December 31, 2000. This decline is consistent with the drop in gross written premiums. Premiums earned decreased 2.8% to $88.9 million for the year ended December 31, 2001 from $91.5 million for the year ended December 31, 2000.

Net investment income increased 8.5% to $11.3 million for the year ended December 31, 2001 from $10.5 million for the year ended December 31, 2000. The increase resulted principally from an increase in the investment yield of the fixed-income investment portfolio and the growth in invested assets, partially offset by a decline in interest rates on overnight cash balances.

Net realized investment loss for the year ended December 31, 2001 was $1.2 million for the year ended December 31, 2001 as compared with $2.8 million for the year ended December 31, 2000. Net realized investment loss for the years ended December 31, 2001 and 2000 included other-than-temporary impairment write-downs on certain of the Company's preferred and common stock investments of $1.2 million and $1.7 million, respectively.

For the year ended December 31, 2001, the other-than-temporary impairment write-down was primarily due to declines in the market value of two common stock exchange-traded funds, S & P 500 Depositary Receipts and Biotech Holders Trust, totaling $1.0 million. For the year ended December 31, 2000, the other-than-temporary impairment write-downs were due to declines in the market value of twelve preferred stock securities totaling $1.3 million and one common stock, AMEX Technology Fund, totaling $0.4 million.

Losses and loss adjustment expenses decreased 19.2% to $60.9 million in 2001 as compared with $75.4 million in 2000. The 2000 operating results included strengthening of prior year loss reserves of $9.2 million. This prior year reserve increase related principally to the commercial automobile liability, commercial multi-peril liability and other liability lines of business.

The September 11, 2001 tragedies in New York, Washington D.C. and Pennsylvania resulted in no property or casualty losses to the Company.

Amortization of deferred acquisition costs (ADAC) decreased 9.9% to $22.7 million for the year ended December 31, 2001 from $25.2 million for the year ended December 31, 2000. The decrease is due to lower commission rates to general agents that were implemented in the third quarter of 2000 and lower premium taxes as a result of the Company writing a larger portion of its business on a non-admitted basis. Also contributing to the decrease were lower commissions related to the exited lines of business. Non-standard personal automobile commission rates were higher than commercial rates.

Other underwriting and corporate expenses increased 29.2% to $8.6 million for the year ended December 31, 2001 from $6.6 million for the year ended December 31, 2000. This increase was due to the recording of additional expenses related to guarantee fund assessments and an increase in the allowance for doubtful accounts. Costs related to audits of assureds' records and salary expenses also were higher in 2001 than in the prior year.

The GAAP combined ratio, which is the sum of the loss and expense ratios, decreased to 103.1 for the year ended December 31, 2001 compared with 116.4 for the year ended December 31, 2000. The loss ratio, which is calculated by dividing losses and loss adjustment expenses by premiums earned, decreased to
68.5 for the year ended December 31, 2001 from 82.4 for the year ended December 31, 2000. As noted above, 2000 operating results included the strengthening of prior year loss reserves by $9.2 million. This strengthening added approximately
10.0 points to the 2000 loss and combined ratios. The GAAP expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, for the year ended December 31, 2001, increased slightly to
34.6 from 34.0 for the year ended December 31, 2000. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates profitable underwriting results.

As a result of the factors described above, net income for the year ended December 31, 2001 was $4.9 million or $0.43 per share (basic and diluted) as compared with a net loss of $4.8 million or $0.42 per share (basic and diluted) for the year ended December 31, 2000.

Year ended December 31, 2000, compared with year ended December 31, 1999

Gross written premiums increased 14.4% to $109.8 million for the year ended December 31, 2000 from $96.0 million for the year ended December 31, 1999. This increase resulted from a 26.7% increase in commercial lines gross written premiums to $107.0 million, partially offset by a 75.8% decline in gross written premiums for the non-standard personal automobile lines of business to $2.8 million. The Company exited the non-standard personal automobile lines of business in 1999.

Net written premiums increased 11.7% to $97.3 million for the year ended December 31, 2000 from $87.0 million for the year ended December 31, 1999. During the same period, net premiums earned increased 6.7% to $91.5 million from $85.7 million. The increase in net premiums earned corresponds to the increase in gross and net written premiums.

Net investment income increased 9.6% to $10.5 million for the year ended December 31, 2000 from $9.5 million for the year ended December 31, 1999. The increase resulted principally from an increase in yields on fixed-income investments and an increase in cash flows from operations due principally to the growth in written premiums and a reduction in paid losses.

Net realized investment loss for the year ended December 31, 2000 was $2.8 million as compared with $0.1 million for the year ended December 31, 1999. Realized investment losses were generated in 2000 due to our decision to sell selected securities and reinvest the proceeds into higher-yielding securities, along with other-than-temporary impairment write-downs due to declines in the market value of eleven preferred stock securities totaling $1.3 million and one common stock, AMEX Technology Fund, totaling $0.4 million.

Losses and loss adjustment expenses increased 19.3% to $75.4 million in 2000 as compared with $63.2 million in 1999. The 2000 operating results included strengthening of prior year loss reserves of $9.2 million relating principally to our commercial automobile liability, commercial multi-peril liability and other liability lines of business. Operating results in 1999 included adverse loss development of $8.4 million in our discontinued non-standard personal automobile, other liability and property lines of business. Property results in 1999 also were affected by losses related to Hurricanes Floyd and Irene and other windstorm damage.

Amortization of deferred acquisition costs (ADAC) increased 1.7% to $25.2 million for the year ended December 31, 2000 from $24.8 million for the year ended December 31, 1999. The increase was attributable primarily to the growth in premiums earned.

Other underwriting and corporate expenses increased 10.0% to $6.6 million for the year ended December 31, 2000 from $6.0 million for the year ended December 31, 1999. This increase was mainly attributable to increases in salary and benefit expenses.

The GAAP combined ratio increased to 116.4 for the year ended December 31, 2000 compared with 108.3 for the year ended December 31, 1999. The loss ratio increased to 82.4 for the year ended December 31, 2000 from 73.8 for the year ended December 31, 1999. The GAAP expense ratio decreased to 34.0 for the year ended December 31, 2000 from 34.5 for the year ended December 31, 1999.

As a result of the factors described above, net loss for the year ended December 31, 2000 was $4.8 million or $0.42 per share (basic and diluted) as compared with net income of $1.4 million or $0.11 per share (basic and diluted) for the year ended December 31, 1999.

Critical Accounting Estimates and Policies

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

When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of its ultimate loss. The estimate of the amount of the ultimate loss is based upon factors such as:

         o the type of loss,
         o the jurisdiction of the occurrence,
         o the Company's knowledge of the circumstances surrounding the claim,
         o the severity of injury or damage,
         o the potential for ultimate exposure, and
         o policy provisions relating to the claim.

The Company determines loss adjustment expenses via a formula method that estimates loss adjustment expenses as a percentage of expected indemnity losses based on historical patterns adjusted to current experience.

In addition to case reserves, the Company establishes reserves on an aggregate basis to provide for incurred but not reported losses and loss adjustment expenses, commonly referred to as "IBNR". To establish reserves for IBNR, the Company must estimate the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to estimate its ultimate liability. The techniques recognize, among other factors:

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

The table below illustrates the sensitivity to a hypothetical change in the estimated net loss and loss adjustment expense reserves as of December 31, 2001. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have ultimate stockholders' equity.


(Dollars in thousands)                                                         Balance of          Change in       Hypothetical
Hypothetical change in net loss and loss adjustment expense reserve           Net Loss and         Net Loss         Percentage
                                                                                  Loss             and Loss          Increase
                                                                               Adjustment         Adjustment        (Decrease)
                                                                                 Expense            Expense             in
                                                                                Reserves            Reserve        Stockholders'
                                                                                                                      Equity
-----------------------------------------------------------------------       --------------      ------------     --------------
3% adjustment - increase                                                         $96,867            $2,821                (2.3)%
2% adjustment - increase                                                          95,927             1,881                (1.5)
1% adjustment - increase                                                          94,986               940                (0.8)
No change                                                                         94,046                 -                 -
1% adjustment - decrease                                                          93,106              (940)                0.8
2% adjustment - decrease                                                          92,165            (1,881)                1.5
3% adjustment - decrease                                                          91,225            (2,821)                2.3



      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                               Year ended December 31,
                                  ----------------------------------------------
                                      2001           2000               1999
                                  ----------------------------------------------
                                                 (in thousands)
Balance, beginning of year         $115,314           $93,719         $88,937
Less reinsurance recoverable         24,093            18,086          16,502
                                  ----------      -------------     ------------
Net balance, beginning of year       91,221            75,633          72,435
Incurred related to:
     Current years                   60,885            66,214          54,768
     Prior years                         36             9,164           8,419
                                  ----------      -------------     ------------
Total incurred                       60,921            75,378          63,187
Paid related to:
     Current year                    19,913            26,273          23,540
     Prior year                      38,183            33,517          36,449
                                  ----------      -------------     ------------
Total paid                           58,096            59,790          59,989
Net balance, end of year             94,046            91,221          75,633
Plus reinsurance recoverable         25,552            24,093          18,086
                                  ----------      -------------     ------------
Balance, end of year               $119,598          $115,314         $93,719
                                  ==========      =============     ============

In 2001, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $36,000. This increase related entirely to the commercial automobile line of business. During 2001, the Company increased its estimate for the commercial multi-peril liability line of business by $1.8 million due to the development of outstanding claim reserves on claims occurring primarily in 1998 and 1999. This increase was almost entirely offset by a reduction in the Company's estimate for the non-standard personal automobile line of business due to favorable settlements on closed claims.

In 2000, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $9,164,000. The increase is primarily attributable to changes in the Company's estimates for losses and loss adjustment expense reserves of $1,400,000 for commercial automobile, $3,900,000 for commercial multi-peril liability and $3,400,000 for other liability lines of business.

The Company began writing commercial automobile coverage for vehicles and light trucks in 1998. The initial estimates for 1998 and 1999 were based on a relatively low level of claims reported to us. In 2000, the Company received a significant number of claims relating to accidents incurred in 1998 and 1999. In the fourth quarter of 2000, the Company exited the commercial automobile line of business due to unsatisfactory underwriting results.

The change in estimates in 2000 for the commercial multi-peril liability line of business resulted principally from increased exposure to liquor liability losses for policies primarily written in 1998 and 1999. In 2000, the Company revised its underwriting approach significantly to reduce its exposure to liquor liability.

The change in estimates in 2000 for the other liability line resulted principally from construction defect claims, which were new types of claims that were not anticipated when the Company wrote these policies between 1991 and 1996. These claims predominantly related to residential contractors and sub-contractors in California. In 2000, the Company completed its withdrawal from the residential contractors and sub-contractors industry segment.

In 1999, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $8,419,000. The increase is primarily attributable to changes in estimates for losses and loss adjustment expense reserves for non-standard personal automobile line of business. In 1999, the Company received a significant number of claims relating to accidents incurred prior to 1999, resulting in an increase in loss estimates. In 1999, the Company exited the non-standard personal automobile lines.

Incurred losses and loss adjustment expenses include estimates, recorded as loss and loss adjustment expense reserves on the balance sheet, for the ultimate payment on both reported and unreported claims. The Company changes its estimates for loss and loss adjustment expenses reserves as new events occur, as more loss experience is acquired or as additional information is received. Estimates for loss and loss adjustment expense reserves result from a continuous review process and the change in these estimates, as required by Financial Accounting Standards Board No. 60, Accounting and Reporting by Insurance Enterprises, paragraph 18, is recorded in the period that the change in these estimates is made.

The Company believes that its loss and loss adjustment expense reserves are fairly stated as of December 31, 2001 due to the exiting of non-standard personal and commercial automobile lines of business and the reduction in exposure to construction defect and liquor liability losses. In addition, the Company implemented improvements in the loss reserving process, including the development of monthly and quarterly loss and loss adjustment expense reserve analyses and the creation of a reserve committee that meets quarterly.

The following table presents accident year loss and loss adjustment expense ratios (the sum of losses and loss adjustment expenses divided by premiums earned) for the ten most recent accident years (the year in which the loss occurred), as recorded as of December 31, 1999, 2000 and 2001 after giving effect to the increase in loss and loss adjustment expenses relating to changes in estimates of insured events of prior years. These "accident year" loss ratios differ from the loss ratios included in the Company's financial statements in that the latter loss ratios are based upon the year in which we recognize the loss for accounting purposes, regardless of when the loss actually occurred or was reported to the Company. See notes to consolidated financial statements in this report.

                                       As of December 31,

Accident Year                 1999           2000             2001
                           -----------     ----------      -----------

1992                           69.6            72.1            72.5
1993                           70.9            70.2            71.3
1994                           69.1            72.0            71.8
1995                           63.9            65.4            65.1
1996                           68.1            68.3            69.4
1997                           62.4            62.0            62.1
1998                           63.6            65.8            65.0
1999                           63.8            68.2            70.0
2000                                           72.4            70.2
2001                                                           68.5

Liquidity and Capital Resources

PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. The principal source of cash to meet short-term liquidity needs, including the payment of PAGI dividends to stockholders and corporate expenses, is dividends from Penn-America Insurance Company. PAGI has no long-term debt obligations or planned capital expenditures that could impact PAGI's long-term liquidity needs. Penn-America Insurance Company's principal sources of funds are underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America Insurance Company and Penn-Star Insurance Company principally to pay claims and operating expenses, to purchase investments and to make dividend payments to PAGI. PAGI's future liquidity is dependent on the ability of Penn-America Insurance Company to pay dividends to PAGI.

The Company's insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory policyholders' surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Penn-America Insurance Company to PAGI for 2002 is $6,473,325. No ordinary dividends have been paid to PAGI in 2002. Ordinary dividends paid by Penn-America Insurance Company to PAGI in 2001 were $1.6 million. No ordinary dividends were paid to PAGI in 2000. Rather, after receiving approval from the Pennsylvania Insurance Department, Penn-America Insurance Company paid a $6.4 million return of capital to PAGI in 2000, which PAGI used to repurchase common stock and to pay common stock dividends and PAGI operating expenses. Penn-America Insurance Company's ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and policyholders' surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to PAGI.

Penn-America Insurance Company and Penn-Star Insurance Company are required by law to maintain a certain minimum level of policyholders' surplus on a statutory basis. Policyholders' surplus is calculated by subtracting total liabilities from total assets. The National Association of Insurance Commissioners adopted risk based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2001, the policyholders' surplus of Penn-America Insurance Company and Penn-Star Insurance Company was in excess of the prescribed risk-based capital requirements. Penn-America Insurance Company's policyholders' surplus at December 31, 2001 was $64,733,251 and its regulatory action level was $17,124,648. Penn-Star Insurance Company's policyholders' surplus at December 31, 2001 was $33,389,965 and its regulatory action level was $5,675,459.

Net cash provided by operating activities decreased to $8.4 million for the year ended December 31, 2001 from $15.0 million for the year ended December 31, 2000. The decrease in net cash provided by operations resulted principally from the decrease in net written premiums during 2001, partially offset by a decrease in paid losses. Net cash used by investing activities was $5.5 million for the year ended December 31, 2001, compared with $9.1 million for the year ended December 31, 2000.

Net cash used by financing activities was $1.2 million for the year ended December 31, 2001 as compared with $6.5 million for the same period in 2000. In 2000, $4.7 million was used by us to repurchase 858,638 shares of our common stock through a stock buy-back program, which was discontinued in the third quarter of 2000.

Investment Portfolio

The Company seeks to maintain sufficient liquidity from operations, investing and financing activities to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. At December 31, 2001, the Company held a total of $188.6 million in cash and investments. Of this amount, cash represented $13.1 million, equity securities represented $25.1 million, and fixed-income securities represented $150.4 million.

The Company's cash and investments portfolio mix as December 31, 2001, was as follows:

Fixed income:
    U.S. Treasury securities and obligations of U.S. government agencies   10%
    Corporate securities                                                   33%
    Mortgage-backed securities                                             8%
    Other structured securities                                            18%
    Municipal securities                                                   11%
                                                                         ------
Total fixed income                                                         80%
Cash and short-term                                                         7%
Preferred stock                                                             9%
Common stock                                                                4%
                                                                         ------
                                                                          100%
                                                                         ======

The Company's fixed-income portfolio of $150.4 million was 80% of the total cash and investments as of December 31, 2001. Approximately 93% of these securities were rated "A" or better by Standard & Poor's. Standard & Poor's rates publicly traded securities in twenty categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. Equity securities, the majority of which consist of preferred stocks and common stocks (comprised exclusively of exchange-traded funds), were $25.1 million or 13% of total cash and investments as of December 31, 2001.

As of December 31, 2001, the Company's investment portfolio contained corporate fixed-income and preferred stock securities with a market value of $79.7 million. A summary of these securities by industry segment is as follows:



          Financial institutions                                            48%
          Communications                                                    11%
          Utilities                                                         11%
          Industrial                                                         8%
          Consumer, cyclical                                                 6%
          Basic materials                                                    6%
          Energy                                                             4%
          Technology                                                         3%
          Consumer, non-cyclical                                             3%
                                                                          ------
                                                                           100%
                                                                          ======

As of December 31, 2001, the Company's investment portfolio contained $48.8 million of mortgage-backed, asset-backed and collateralized mortgage obligations. All of these securities were rated "AA-" or better and 75% were rated "AAA" by Standard & Poor's. These securities are publicly traded, and had market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of December 31, 2001. The quality of the fixed-income portfolio as of December 31, 2001, was as follows:


          "AAA"                                                             50%
          "AA"                                                              18%
          "A"                                                               25%
          "BBB"                                                              6%
          Below "BBB"                                                        1%
                                                                          ------
                                                                           100%
                                                                          ======

The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. We consider many factors in determining if any other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and our ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company's securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of December 31, 2001:


         Investment Securities with Gross Unrealized Losses, Categorized by Period of Continuous Unrealized Loss Position

                                                                                                         Over
                                                                                                         Six
                                Number                                      Gross          Six          Months         Over
                                  of            Fair         Book        Unrealized       Months        to One         One
(in thousands)                 Securities      Value         Value         Losses        or Less         Year          Year
                               ----------     ---------    ----------    ------------    ---------    -----------    ---------

Fixed income securities             13         $16,502      $16,802         $300             $46        $183          $ 71
Preferred stock                      1           1,005        1,053           48                                        48
Common stock                         3           1,888        2,018          130               9          80            41
                                                                         ------------    ---------    -----------    ---------
                                                                            $478           $55          $263          $160
                                                                         ============    =========    ===========    =========

As of December 31, 2001, the Company's fixed-income investment portfolio had thirteen securities with $300,000 of gross unrealized losses. No single issuer had an unrealized loss position greater than $109,000. The over one year gross unrealized losses for fixed income securities of $71,000 represents 3 issuers rated A-, A- and BBB+ by Standard & Poor's, and the unrealized loss position was 2.3% of the securities' original cost. The over six months to one year gross unrealized losses for fixed income securities of $183,000 primarily represents two public utility securities with maturity dates in 2004, were upgraded to B-and BB by Standard & Poor's in February 2002 and the unrealized loss position was 6% of the securities' original cost.


As of December 31, 2001, the Company's preferred stock portfolio had one security with a gross unrealized loss of $48,000. This security is an investment grade security (Standard and Poor's rating "AA-") and the unrealized loss was 4.5% of its original cost.

As of December 31, 2001, the Company's common stock portfolio had three securities, all of which were exchange-traded funds, with $130,000 of gross unrealized losses. No single issuer had an unrealized loss position of greater than $80,000 or 11% of its book value.

Three-for-Two Stock Split

On April 11, 2002, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable to stockholders of record as of April 25, 2002. The distribution date was May 9, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential economic loss principally arising from adverse changes in the market value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk

The Company had fixed-income and preferred stock investments with a market value of $167.7 million at December 31, 2001 that are subject to interest rate risk. The Company manages its exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the Company's liability and capital position.

The table below summarizes the Company's interest rate risk. The table illustrates the sensitivity of the market value of fixed-income and preferred stock investments to selected hypothetical changes in interest rates as of December 31, 2001. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on the market value of the fixed-income and preferred stock portfolio and stockholders' equity.

                                                    Estimated Market
(dollars in thousands)                               Value of Fixed                                Hypothetical Percentage
                                                       Income and           Estimated              Increase (Decrease) in
                                                                                             ------------------------------------
                                                     Preferred Stock        Change in                             Stockholders'
Hypothetical Change in Interest Rates                  Investments         Market Value        Market Value           Equity
                                                    ------------------    ---------------    -----------------    ---------------

200 basis point increase.                               $153,680            $(14,062)                 (8.4)%             (11.4)%
100 basis point increase                                 160,460              (7,282)                 (4.3)               (5.9)
No change                                                167,742                 ---                   ---                 ---
100 basis point decrease                                 175,463                7,721                  4.6                 6.3
200 basis point decrease                                 183,532               15,790                  9.4                12.8

Equity Price Risk

Equity price risk is the Company's underlying exposure to an economic loss from the decline of common stock prices. The Company's common equity portfolio was $8.0 million at December 31, 2001.

The Company attempts to mitigate equity price risk to its common stock portfolio by investing exclusively in exchange-traded funds, or ETFs. ETFs are securities that represent an interest in a trust that owns and holds a basket of common stocks that replicate a major market index (such as the S&P 500 or the Dow Jones Industrial Average) or a portion of a major market index (such as the Value Component of the S&P). Since these securities represent an interest in the equity capital markets as a whole, or a sub-sector thereof, they are a diversified, index-based exposure to common stocks. As such, the value of these ETFs will be determined by the performance of the equity capital markets in general or of a particular sub-sector and reduces equity price risk to a single issuer of stock.

The table below summarizes the Company's common equity price risk. The table illustrates the sensitivity of the market value of common stock investments to selected hypothetical changes in market prices as of December 31, 2001. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on the fair value of the common stock investment portfolio and stockholders' equity.

                                                             Estimated                                Hypothetical
(dollars in thousands)                                         Market                                  Percentage
                                                              Value of             Estimated            Increase
                                                               Common              Change in         (Decrease) in
                                                               Equity                Market          Stockholders'
Hypothetical Change in Market Price                         Investments              Value               Equity
                                                        ---------------------    ---------------    -----------------
20% price increase                                               $9,572               $1,595                 1.3%
10% price increase                                                8,775                  798                 0.7
No change                                                         7,977                  ---                 ---
10% price decrease                                                7,179                 (798)               (0.7)
20% price decrease                                                6,382              (1,595)                (1.3)

Impact of Inflation

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amounts of losses and loss adjustment expenses are known. The Company attempts to anticipate increases from inflation in establishing rates, subject to limitations imposed for competitive pricing. The Company also considers inflation when estimating liabilities for losses and loss adjustment expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss adjustment expenses are management's best estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investments may be offset partially by higher claims and expenses.

Cautionary Statements

Certain information included in management's discussion and analysis of financial condition and results of operations and elsewhere in this report are not historical facts but are forward-looking statements including, but not limited to, such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment growth and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, results of the Company's business and the other matters referred to above include, but are not limited to: (1) changes in the business environment in which the Company operates, including inflation and interest rates; (2) changes in taxes, governmental laws and regulations; (3) competitive product and pricing activity; and (4) difficulties of managing growth profitably. For additional disclosure regarding potential risk factors, please refer to the Company's 2001 10-K and other documents filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Penn America Group, Inc.

         We have audited the accompanying consolidated balance sheets of Penn-America Group, Inc. (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedules listed in Item 14(a) as of December 31, 2001 and for the year then ended. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2001, 2000, and 1999 financial statements regarding the timing of recording other than temporary declines in the market value of certain equity securities.

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn-America Group, Inc. as restated at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows as restated for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Philadelphia,  Pennsylvania
January 18, 2002
except for share and per share
information in Notes 2, 11, 14
and 15, the section entitled
"restatement of financial information"
in Note 1, the 7th and 13th paragraphs
in Note 1, all information marked
"restated" in the notes to consolidated
financial statements, the first paragraph in Note 3, the next-to-last paragraphs in Note 4 and Note 8,and the last paragraph in Note 6, as to which the date is November 1, 2002

Penn-America Group, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                                                                 December 31,
                                                                                     --------------------------------------
(In thousands, except for per share data)                                                     2001                  2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                           (Restated)            (Restated)
AAssets
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2001, $130,976; 2000, $123,873)    $135,253              $125,477
       Held to maturity, at amortized cost (fair value 2001, $15,317; 2000, $17,441)          15,084                17,282
    Equity securities, at fair value (cost 2001, $24,720; 2000, $24,895)                      25,149                24,491
                                                                                     --------------------------------------
       Total investments                                                                     175,486               167,250
Cash                                                                                          13,129                11,425
Accrued investment income                                                                      2,199                 2,181
Premiums receivable (net of allowances of $972 in 2001and $422 in 2000)                       12,285                 9,695
Reinsurance recoverable                                                                       25,804                24,447
Prepaid reinsurance premiums                                                                   4,241                 4,635
Deferred policy acquisition costs                                                              9,083                10,317
Capital lease, affiliate                                                                       1,666                 1,753
Deferred income taxes                                                                          3,790                 4,272
Income tax recoverable                                                                            66                 2,982
Other assets                                                                                     366                   529
                                                                                     --------------------------------------
       Total assets                                                                         $248,115              $239,486
                                                                                     --------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
  Unpaid losses and loss adjustment expenses                                                $119,598              $115,314
  Unearned premiums                                                                           41,034                43,239
  Accounts payable and accrued expenses                                                        3,800                 2,353
  Capitalized lease obligation, affiliate                                                      1,570                 1,701
  Other liabilities                                                                            1,722                 2,828
                                                                                     --------------------------------------
         Total liabilities                                                                   167,724               165,435
                                                                                     --------------------------------------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                   --                    --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2001 and 2000, 15,228,351 and 15,114,038 shares, respectively;
    outstanding 2001 and 2000, 11,478,351 and 11,364,038 shares, respectively                    152                   151
  Additional paid-in capital                                                                  70,735                70,114
   Accumulated other comprehensive income                                                      3,106                   792
  Retained earnings                                                                           31,320                27,980
  Treasury stock, 3,750,000 shares, at cost                                                 (24,161)              (24,161)
   Officers' stock loans                                                                       (629)                 (546)
  Unearned compensation from restricted stock awards                                           (132)                 (279)
                                                                                     --------------------------------------
         Total stockholders' equity                                                           80,391                74,051
                                                                                     --------------------------------------

         Total liabilities and stockholders' equity                                         $248,115              $239,486
                                                                                     ======================================

See accompanying notes to Consolidated Financial Statements

Penn-America Group, Inc. and Subsidiaries
Consolidated Statements of Operations



                                                                             Year ended December 31,
                                                             ------------------------------------------------------
(In thousands, except per share data)                              2001                2000                 1999
--------------------------------------------------------------------------------------------------------------------
                                                              (Restated)            (Restated)           (Restated)
Revenues
    Premiums earned                                          $     88,934         $     91,449         $     85,677
    Net investment income                                          11,339               10,454                9,537
    Net realized investment loss                                   (1,178)              (2,808)                (110)

       Total revenues                                              99,095               99,095               95,104

Losses and expenses
    Losses and loss adjustment expenses                            60,921               75,378               63,187

    Amortization of deferred policy acquisition costs              22,715               25,219               24,802

    Other underwriting expenses                                     8,030                5,850                4,733

    Corporate expenses                                                548                  791                1,306

    Interest expense                                                  160                  161                  145

       Total losses and expenses                                   92,374              107,399               94,173

Income (loss) before income tax                                     6,721               (8,304)                 931

Income tax expense (benefit)                                        1,781               (3,473)                (479)

Net income (loss)                                            $      4,940         $     (4,831)        $      1,410

Net income (loss) per share
         Basic                                               $       0.43         $      (0.42)        $       0.11
         Diluted                                             $       0.43         $      (0.42)        $       0.11

Weighted average shares outstanding
         Basic                                                 11,420,213           11,518,968           12,887,651
         Diluted                                               11,501,703           11,518,968           12,986,603

Cash dividend per share                                      $       0.14         $       0.14         $     0.1383


See accompanying notes to Consolidated Financial Statements

Penn-America Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                                                                     Accumulated
                                                                Additional                 Other
                                                    Common         Paid-In         Comprehensive        Retained        Treasury
(In thousands, except per share amounts)             Stock         Capital         Income (Loss)        Earnings           Stock
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Restated)      (Restated)
Balance at December 31, 1998                      $    149          $ 68,985          $  2,714           $ 34,779       $ (5,643)
Net income                                              --                --                --              1,410             --
Other comprehensive loss:
      Unrealized loss on investments, net of
      tax and reclassification adjustment               --                --            (6,410)                --             --
Comprehensive loss
Issuance of common stock                                 1               556                --                 --             --
Unearned compensation from restricted
        stock awards issued                             --                --                --                 --             --
Amortization of compensation expense from
      restricted stock awards issued                    --                --                --                 --             --
Cash dividends paid ($0.1383 per share)                 --                --                --             (1,767)            --
Purchase of treasury stock, at cost                     --                --                --                 --        (13,831)
                                                  --------          --------          --------           --------       --------
Balance at December 31, 1999                      $    150          $ 69,541          $ (3,696)          $ 34,422       $(19,474)
                                                  --------          --------          --------           --------       --------
Net loss                                                --                --                --             (4,831)            --

Other comprehensive income:
      Unrealized gains on investments, net of
      tax and reclassification adjustment               --                --             4,488                 --             --
Comprehensive loss
Issuance of common stock                                 1               573                --                 --             --
Officers' stock loans                                   --                --                --                 --             --
Unearned compensation from restricted
        stock awards issued                             --                --                --                 --             --
Amortization of compensation expense from
      restricted stock awards issued                    --                --                --                 --             --
Cash dividends paid ($0.14 per share)                   --                --                --             (1,611)            --
Purchase of treasury stock, at cost                     --                --                --                 --         (4,687)
                                                  --------          --------          --------           --------       --------
Balance at December 31,2000                       $    151          $ 70,114          $    792           $ 27,980       $(24,161)
                                                  --------          --------          --------           --------       --------
Net income                                              --                --                --              4,940             --

Other comprehensive income:
      Unrealized gains on investments, net of
      tax and reclassification adjustment               --                --             2,314                 --             --
Comprehensive income
Issuance of common stock                                 1               621                --                 --             --
Officers' stock loans                                   --                --                --                 --             --
Forfeiture of restricted stock awards                   --                --                --                 --             --
Amortization of compensation expense from
      restricted stock awards issued                    --                --                --                 --             --
Cash dividends paid ($0.14 per share)                   --                --                --             (1,600)            --
                                                  --------          --------          --------           --------       --------
Balance at December 31, 2001                      $    152          $ 70,735          $  3,106           $ 31,320       $(24,161)
                                                  ========          ========          ========           ========       ========





                                                                               Unearned
                                                                           Compensation
                                                       Officers'                   From             Total
                                                           Stock             Restricted     Stockholders'
(In thousands, except per share amounts)                   Loans           Stock Awards            Equity
----------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                           $       0           $    (354)          $ 100,630
Net income                                                    --                  --               1,410
Other comprehensive loss:
      Unrealized loss on investments, net of
      tax and reclassification adjustment                     --                  --              (6,410)
Comprehensive loss                                                                                (5,000)
Issuance of common stock                                      --                  --                 557
Unearned compensation from restricted
        stock awards issued                                   --                 (91)                (91)

Amortization of compensation expense from
      restricted stock awards issued                          --                 120                 120

Cash dividends paid ($0.1383 per share)                       --                  --              (1,767)

Purchase of treasury stock, at cost                           --                  --             (13,831)
                                                       ---------           ---------           ---------
Balance at December 31, 1999                           $       0           $    (325)          $  80,618
                                                       ---------           ---------           ---------
Net loss                                                      --                  --              (4,831)

Other comprehensive income:
      Unrealized gains on investments, net of
      tax and reclassification adjustment                     --                  --               4,488
Comprehensive loss                                                                                  (343)
Issuance of common stock                                      --                  --                 574
Officers' stock loans                                       (546)                 --                (546)
Unearned compensation from restricted
        stock awards issued                                   --                 (74)                (74)
Amortization of compensation expense from
      restricted stock awards issued                          --                 120                 120
Cash dividends paid ($0.14 per share)                         --                  --              (1,611)
Purchase of treasury stock, at cost                           --                  --              (4,687)
                                                       ---------           ---------           ---------
Balance at December 31,2000                            $    (546)          $    (279)          $  74,051
                                                       ---------           ---------           ---------
Net income                                                    --                  --               4,940
Other comprehensive income:
      Unrealized gains on investments, net of
      tax and reclassification adjustment                     --                  --               2,314
Comprehensive income                                       7,254
Issuance of common stock                                      --                  --                 622
Officers' stock loans                                        (83)                 --                 (83)
Forfeiture of restricted stock awards                         --                  32                  32
Amortization of compensation expense from
      restricted stock awards issued                          --                 115                 115
Cash dividends paid ($0.14 per share)                         --                  --              (1,600)
                                                       ---------           ---------           ---------
Balance at December 31, 2001                           $    (629)          $    (132)          $  80,391
                                                       =========           =========           =========


See accompanying notes to Consolidated Financial Statements

Penn-America Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                             Year ended December 31,
 (In thousands)                                                                      2001            2000              1999
                                                                            -----------------------------------------------------

                                                                                  (Restated)        (Restated)        (Restated)
Cash flows from operating activities:
    Net income (loss)                                                              $  4,940         $ (4,831)        $  1,410
    Adjustments to reconcile net income (loss) to net cash provided by
        Operating activities:
         Bond amortization (accretion) and depreciation  expense, net                    (5)             393              493
         Net realized investment loss                                                 1,178            2,808              110
         Deferred income tax benefit                                                   (711)          (1,096)            (586)
         Net (increase) decrease in premiums receivable, prepaid
         reinsurance premiums and unearned premiums                                  (4,401)           5,087            2,727
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                2,927           15,432            5,264
         Accrued investment income                                                      (18)            (216)             (94)
         Deferred policy acquisition costs                                            1,234           (1,011)            (578)
         Income tax recoverable                                                       2,915           (1,330)            (768)
         Other assets                                                                    23             (134)             (64)
         Accounts payable and accrued expenses                                        1,447              598              576
         Other liabilities                                                           (1,106)            (709)             112
                                                                                ----------------------------------------------
               Net cash provided by operating activities                              8,423           14,991            8,602
                                                                                ----------------------------------------------

Cash flows from investing activities:
    Purchases of equity securities                                                   (4,162)         (10,405)          (8,320)
    Purchases of fixed maturities available for sale                                (28,672)         (87,573)         (38,521)
    Purchases of fixed maturities held to maturity                                       --           (9,974)          (2,785)
    Proceeds from sales of equity securities                                          3,146           11,202            4,462
    Proceeds from sales of fixed maturities available for sale                       21,911           78,154               --
    Proceeds from maturities of fixed maturities available for sale                      --               --           25,995
    Proceeds from maturities and calls of fixed maturities held to maturity           2,250            9,000           13,256
    Change in short-term investments                                                     --              449              548
                                                                                ----------------------------------------------
              Net cash used by investing activities                                  (5,527)          (9,147)          (5,365)
                                                                                ----------------------------------------------

Cash flows from financing activities:
    Issuance of common stock                                                            622              500              465
    Purchase of treasury stock                                                           --           (4,687)         (13,831)
    Officers' stock loans                                                               (83)            (546)              --
    Principal payments on capital lease obligations, affiliate                         (131)            (120)            (136)
    Dividends paid                                                                   (1,600)          (1,611)          (1,767)
                                                                                ----------------------------------------------
              Net cash used by financing activities                                  (1,192)          (6,464)         (15,269)
                                                                                ----------------------------------------------

Increase (decrease) in cash                                                           1,704             (620)         (12,032)
Cash, beginning of period                                                            11,425           12,045           24,077
                                                                                ----------------------------------------------
Cash, end of period                                                                $ 13,129         $ 11,425         $ 12,045
                                                                                ==============================================
Supplemental disclosure of cash flow information:
      Interest paid, affiliate                                                     $    160         $    161         $    145
      Taxes (recovered) paid                                                           (492)            (950)             875




See accompanying notes to Consolidated Financial Statements

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Basis of Presentation and Description of Business
Penn-America Group, Inc. ("PAGI") is an insurance holding company. Penn Independent Corporation ("Penn Independent") owned approximately 40% of the outstanding common stock of PAGI at December 31, 2001. The accompanying financial statements include the accounts of PAGI and its wholly owned subsidiary, Penn-America Insurance Company ("Penn-America") and its wholly owned subsidiary Penn-Star Insurance Company ("Penn-Star"), (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. These financial statements are prepared in conformity with accounting principles generally accepted in the United States, which differ in some respects from those required by insurance regulatory authorities.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company underwrites commercial property and general liability insurance and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. The Company can write business in all fifty states and the District of Columbia. The Company writes business on both an admitted and non-admitted basis in thirty-six states, on only an admitted basis in two states and on only a non-admitted basis in twelve states and the District of Columbia.

Restatement of Financial Information
In conjunction with the Company's registration statement filing relating to the issuance of additional shares of common stock, the Company has resolved various accounting and disclosure comments from the Securities and Exchange Commission ("SEC"). One of the comments addressed the timing of recording other than temporary ("OTT") declines in the market value of certain equity securities. In order to resolve the comment, the Company agreed to amend its accounting policy and record OTT write-downs on these securities for the periods ending December 31, 2001, 2000, and 1999. This restatement affects net income for each of these periods but has no affect on stockholders' equity since the unrealized loss on these securities was already recorded in Accumulated Other Income (Loss) in the Consolidated Balance Sheets and Statements of Stockholders' Equity. By means of this filing, the Company is restating its previously issued financial statements for the years ended December 31, 2001, 2000, and 1999.

Below is a table showing a comparison of previously reported and restated total revenues, net income and net income per share (basic and diluted) for the periods affected.

                                                                     For the years ended,
                            -------------------------------------------------------------------------------------------------------
                                   December 31, 2001                   December 31, 2000                  December 31, 1999
                            --------------------------------     -------------------------------    -------------------------------

                            As Reported       As Restated        As Reported      As Restated       As Reported      As Restated
                            --------------    --------------     -------------    --------------    --------------   --------------
Total revenues                   $99,718          $99,095        $100,572           $99,095            $96,055           $95,104

Net income (loss)                  5,351            4,940          (3,856)           (4,831)             2,038             1,410
Net income (loss) per share
     Basic                          0.47             0.43           (0.33)            (0.42)              0.16              0.11
     Diluted                        0.47             0.43           (0.33)            (0.42)              0.16              0.11

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

In addition, the SEC requested that the Company add certain disclosures. The consolidated financial statements have been amended as appropriate to respond to these requests.

Revenue Recognition
Premiums written are recognized as earned ratably over the terms of the respective policies and include estimates for premiums earned but not yet billed of $1,185,000 and $0 as of December 31, 2001, and 2000, respectively. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force and are calculated on a semi-monthly pro-rata basis.

Valuation of Premiums Receivable
The Company evaluates the collectibility of premiums receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer's inability to meet its financial obligations to the Company, a specific reserve for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed to be collectible. No such instances occurred in 2001. For all remaining balances, reserves are recognized for bad debts based on the length of time the receivables are past due based on historical statistics.

Investments
At the time of purchase of fixed-maturity investments, management makes a determination as to the investment classification ("Available for Sale" or "Held to Maturity"). Factors taken into consideration by management in determining the appropriate investment category are: maturity, yield, cash flow requirements and anticipated changes in interest rates. Fixed maturities classified as "Available for Sale" are carried at fair value with unrealized investment gains or losses, net of deferred income taxes, included as a separate component of accumulated other comprehensive income in stockholders' equity. "Held to Maturity" investments are carried at amortized cost.

Investments in fixed-maturity securities are adjusted for amortization of premium and accretion of discounts to maturity date using the interest method. Interest income is recognized on the accrual basis.

The amortized cost of mortgage-backed and asset-backed securities is calculated using the interest method including consideration of anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from the original assumptions are accounted for using the composite method.

Equity securities are carried at fair value with the change in unrealized investment gains or losses, net of deferred income taxes, included as a separate component of accumulated other comprehensive income in stockholders' equity.

Realized gains or losses represent the difference between the book value of securities sold and the proceeds realized upon sale. The Company uses the specific identification method to determine the cost of securities sold. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other- than-temporary. The Company considers four factors in determining if an other-than-temporary decline exists: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer's future earnings potential; the near term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the statement of operations.

Penn-America Group, Inc. and Subsidiaries Notes to Consolidated
Financial Statements - (Continued)

Policy Acquisition Costs
Policy acquisition costs such as commissions, salaries, premium taxes and certain other underwriting expenses, which vary with and are directly related to the production of business, are deferred and amortized over the effective periods of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable values, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned.

Losses and Loss Adjustment Expenses
The liability for losses and loss adjustment expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. These estimates are based on certain actuarial and other assumptions related to the ultimate cost to pay such claims. All estimates are reviewed periodically and as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined.

Fair Values of Financial Instruments
The Company uses the following methods or assumptions in determining fair values:

Investment Securities: Fair values are based on quoted market prices or on quoted market prices of comparable instruments or values obtained from independent pricing services.

Premium and Reinsurance Receivables and Payables: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Capitalized Lease Obligation: Fair value is based upon the present value of the underlying cash flows discounted at the Company's incremental borrowing rate at year-end. The carrying amounts reported in the balance sheet approximate fair value.

Reinsurance
In the ordinary course of business, the Company reinsures certain risks, generally on an excess-of-loss basis, with other insurance companies which principally are rated "A" or higher by A.M. Best. Such reinsurance arrangements serve to limit the Company's maximum loss. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities arising from the reinsured policies and incurred but not reported losses.

Capitalized Lease
The capitalized lease is carried at cost less accumulated amortization. Amortization is calculated using the interest method over 20 years, which represents the term of the mortgage on the office space that the Company rents from a related party.

Income Tax
Deferred income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Penn-America Group, Inc. and Subsidiaries Notes to Consolidated
Financial Statements - (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized investment gains and losses on fixed-income investments classified as "available-for-sale" and equity securities, net of deferred income tax.

Reclassification

Certain prior-year amounts have been reclassified to conform to 2001 classifications.

Note 2 Income Per Share

Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for each period. Diluted net income (loss) per share includes the potential dilution that could occur if the contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted net income (loss) per share computations:

                                                                        Year ended December 31,
                                                          -----------------------------------------------------
(In thousands, except per share data)                           2001                 2000              1999
---------------------------------------------------------------------------------------------------------------
                                                             (Restated)           (Restated)        (Restated)
Basic per share computation:
Net income (loss)                                               $    4,940       $    (4,831)       $    1,410

Weighted average common shares outstanding                      11,420,213         11,518,968       12,887,651
                                                          -----------------------------------------------------

Basic net income (loss) per share                               $     0.43       $     (0.42)       $     0.11
                                                          -----------------------------------------------------

Diluted per share computation:
Net income (loss)                                              $     4,940      $     (4,831)      $     1,410

Weighted average common shares outstanding                      11,420,213         11,518,968       12,887,651
Additional shares outstanding after the
assumed
     exercise of options by applying the

     treasury stock method                                          81,490                  *           98,952
                                                          -----------------------------------------------------


Total shares                                                    11,501,703         11,518,968       12,986,603
                                                          -----------------------------------------------------
Diluted net income (loss) per share                             $     0.43       $     (0.42)       $     0.11
                                                          -----------------------------------------------------

* As of December 31, 2000, the Company issued options to purchase 538,875 shares of common stock to employees and directors at prices ranging from $3.61 to $12.67. These options were not considered in the 2000 computation, as the impact was anti-dilutive.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 3 Transactions with Affiliates

Penn-America was formed by Irvin Saltzman, chairman of PAGI's board of directors and a director of Penn Independent. Jon S. Saltzman, Irvin Saltzman's son, is President and Chief Executive Officer of PAGI and a director of Penn Independent. The Saltzman family, substantially through their ownership of Penn Independent, owns approximately 40% of the outstanding common stock of PAGI at December 31, 2001.

Penn-America leases its home office facility from Irvin Saltzman and the lease is accounted for as a capital lease. The amount of property capitalized of $2,227,000 is presented net of accumulated amortization of $561,000 and $474,000 as of December 31, 2001 and 2000, respectively. Capitalized lease obligations of $1,570,000 and $1,701,000 were recorded at December 31, 2001 and 2000, respectively, representing the lease obligation arising from this lease, which carries an 8.5% interest rate. Penn Independent and its subsidiaries also lease a portion of the building in which the Company's home office facility is located. Management believes that the lease terms are at market rates.

At December 31, 2001, the future minimum lease payments for the capitalized lease obligation are $281,000 per year in 2002 through 2006 and the total minimum lease payments are $2,262,000, of which $692,000 is the amount representing interest.

Penn Independent provides the Company with human resource management and other services. The Company paid $212,000, $200,000 and $200,000 in 2001, 2000 and
1999, respectively, for such services. Such amounts are based on allocations of estimated costs. All costs incurred by Penn Independent on behalf of the Company have been allocated to the Company and are reflected in the financial statements. Management believes that the methods used to allocate such costs are reasonable and that the Company's expenses on a stand-alone basis would not be materially different.

Gross written premiums with insurance agency affiliates of Penn Independent were $3,888,000, $3,282,000 and $1,732,000 in 2001, 2000 and 1999, respectively.
Commissions paid to such affiliates were $857,000, $740,000 and $441,000 in 2001, 2000 and 1999 respectively. Premiums receivable includes receivable from affiliates of $454,000 and $535,000 as of December 31, 2001 and 2000, respectively.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 4 Investments

The Company invests primarily in investment-grade fixed maturities, substantially all of which are rated "A" or higher by Standard & Poor's. The cost, gross unrealized gains and losses and fair values of investments are as follows:

                                                                    December 31, 2001
                                              ---------------------------------------------------------------
                                                                     Gross          Gross
                                                  Amortized        Unrealized    Unrealized       Fair
(In thousands)                                       Cost            Gains         Losses         Value
-------------------------------------------------------------------------------------------------------------
                                                  (Restated)       (Restated)     (Restated)
Fixed maturities:
  Available for sale:
U.S. Treasury securities and
  obligations of U.S. government agencies              4,013        $    182        $   --          $  4,195

    Corporate securities                              49,981           2,091              51          52,021

    Mortgage-backed securities                        26,483             863              30          27,316

    Other structured securities                       20,758             725              21          21,462

    Municipal securities                              20,569             457              22          21,004

    Public utilities                                   9,172             259             176           9,255
                                              ---------------------------------------------------------------
 Total available for sale                            130,976           4,577             300         135,253
                                              ---------------------------------------------------------------

  Held to maturity:
    U.S. Treasury securities and obligations

      of U.S. government agencies                     13,812             213            --            14,025

    Corporate securities                                 276              14            --               290

    Public utilities                                     996               6            --             1,002
                                              ---------------------------------------------------------------

 Total held to maturity                               15,084             233            --            15,317
                                              ---------------------------------------------------------------

Total fixed-maturity securities                      146,060           4,810             300         150,570


Equity securities                                     24,720             607             178          25,149
                                              ---------------------------------------------------------------
Total investments                                   $170,780        $  5,417        $    478        $175,719
                                              ===============================================================



Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

                                                                     December 31, 2000
                                               --------------------------------------------------------------
                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized       Fair
(In thousands)                                      Cost            Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------
                                                 (Restated)      (Restated)      (Restated)
Fixed maturities:
  Available for sale:
    U.S. Treasury securities and obligations
      of U.S. government agencies                   $  4,015        $    107        $   --          $  4,122

    Corporate securities                              52,084             668             387          52,365

    Mortgage-backed securities                        23,321             629               6          23,944

    Other structured securities                       21,381             497               6          21,872

    Municipal securities                              15,882             537            --            16,419

    Public utilities                                   7,190              44             479           6,755
                                               --------------------------------------------------------------
 Total available for sale                            123,873           2,482             878         125,477
                                              --------------------------------------------------------------

  Held to maturity:
    U.S. Treasury securities and obligations
      of U.S. government agencies                     13,760             162              14          13,908

    Corporate securities                               2,378            --                 4           2,374

    Municipal securities                                 150            --              --               150

    Public utilities                                     994              15            --             1,009
                                              --------------------------------------------------------------

 Total held to maturity                               17,282             177              18          17,441
                                              --------------------------------------------------------------


Total fixed-maturity securities                      141,155           2,659             896         142,918


Equity securities                                     24,895             454             858          24,491
                                              --------------------------------------------------------------
Total investments                                   $166,050        $  3,113        $  1,754        $167,409
                                              --------------------------------------------------------------

Fixed maturities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.


                                               Available for Sale                    Held to Maturity
                                       -----------------------------------   ---------------------------------
                                           Amortized                            Amortized
(In thousands)                               Cost          Fair Value              Cost         Fair Value
--------------------------------------------------------------------------   ---------------------------------
Due in one year or less                      $     3,055       $    3,132         $    12,118     $    12,261
Due after one year through
     five years                                   45,659           47,565               2,966           3,056
Due after five years through
     ten years                                    27,198           27,585                   -               -

Due after ten years                                7,823            8,193                   -               -
Mortgage-backed and other
    structured securities                         47,241           48,778                   -               -
                                       -----------------------------------   ---------------------------------
Total                                        $   130,976       $  135,253         $    15,084     $    15,317
                                       -----------------------------------   ---------------------------------

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

A summary of net investment income is as follows:

                                                            Year ended December 31,
                                              -----------------------------------------------
(In thousands)                                        2001             2000            1999
---------------------------------------------------------------------------------------------
Interest on fixed maturities                       $  9,835         $  8,508         $  7,629
Dividends on equity securities                        1,421            1,422            1,492
Interest on short-term investments and cash             377              815              787
Other                                                    37               26                4
                                              -----------------------------------------------
Total investment income                              11,670           10,771            9,912
Less investment expense                                (331)            (317)            (375)
                                              -----------------------------------------------
Net investment income                              $ 11,339         $ 10,454         $  9,537
                                              -----------------------------------------------

All investments in fixed-maturity securities were income-producing during 2001, 2000 and 1999. Realized pre-tax gains (losses) on the sale of investments are as follows:

                                                  Year ended December 31,
                                  -------------------------------------------------
(In thousands)                                2001           2000           1999
-----------------------------------------------------------------------------------
                                         (Restated)       (Restated)      (Restated)
Fixed maturities:
  Gross realized gains                     $   218         $    24         $    66
  Gross realized losses                       (203)         (1,461)            (23)
                                 -------------------------------------------------
Net realized investment gain (loss)             15          (1,437)             43
Equity securities:
Gross realized gains                           240           1,128           1,266
Gross realized losses                       (1,433)         (2,499)         (1,419)
                                 -------------------------------------------------
Net realized investment loss                (1,193)         (1,371)           (153)
                                 -------------------------------------------------
Total net realized investment loss         $(1,178)        $(2,808)        $  (110)
                                 -------------------------------------------------


Income tax benefit on net realized losses was $400,000, $955,000 and $38,000 in 2001, 2000, and 1999, respectively. Gross realized losses on equity securities for the year ended December 31, 2001, 2000 and 1999, included an other-than-temporary impairment write-down of $1,226,000, $1,770,000, and $951,000, respectively.

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2001 and 2000 amounted to $10,998,000 and $10,992,000, respectively.

Note 5 Reinsurance

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risks in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Allowances have been established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

from reinsurer insolvencies. At December 31, 2001, reinsurance recoverable and prepaid reinsurance premiums associated with two major reinsurers, General Reinsurance Corporation and American Reinsurance Corporation, were $24.3 million and $5.0 million, respectively.

Written premiums and premiums earned consisted of the following:

                                                                 Year ended December 31,
                                                     ------------------------------------------------
(In thousands)                                                  2001           2000             1999
-----------------------------------------------------------------------------------------------------
Written premiums:
  Gross                                                   $   98,412     $  109,791      $    95,983

  Ceded                                                       11,289         12,541            8,947
                                                     ------------------------------------------------
Net of reinsurance                                        $   87,123     $   97,250      $    87,036
                                                     ------------------------------------------------

Premiums earned:
  Gross                                                   $  100,617     $  102,883      $    93,904

  Ceded                                                       11,683         11,434            8,227
                                                     ------------------------------------------------
Net of reinsurance                                        $   88,934     $   91,449      $    85,677
                                                     ------------------------------------------------

Loss and loss adjustment expenses are net of recoveries recognized under reinsurance contracts as follows: $7,446,000, $9,438,000 and $7,182,000 in 2001,
2000 and 1999, respectively.

Note 6 Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                   Year ended December 31,
                                                       ------------------------------------------------
(In thousands)                                               2001           2000            1999
-------------------------------------------------------------------------------------------------------
Balance, beginning of year                                 $    115,314    $    93,719     $    88,937

Less reinsurance recoverable                                     24,093         18,086          16,502
                                                       ------------------------------------------------
Net balance, beginning of year
                                                                 91,221         75,633          72,435
Incurred related to:

    Current year                                                 60,885         66,214          54,768

    Prior years                                                      36          9,164           8,419
                                                       ------------------------------------------------
Total incurred
                                                                 60,921         75,378          63,187

Paid related to:

    Current year                                                 19,913         26,273          23,540

    Prior years                                                  38,183         33,517          36,449
                                                       ------------------------------------------------
Total paid
                                                                 58,096         59,790          59,989

Net balance, end of year                                         94,046         91,221          75,633

Plus reinsurance recoverable                                     25,552         24,093          18,086
                                                       ------------------------------------------------
Balance, end of year                                       $    119,598    $   115,314     $    93,719
                                                       ------------------------------------------------

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

In 2001, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $36,000. This increase related entirely to the commercial automobile line of business. During 2001, the Company increased its estimate for the commercial multi-peril liability line of business by $1.8 million due to the development of outstanding claim reserves on claims occurring primarily in 1998 and 1999. This increase was almost entirely offset by a reduction in the Company's estimate for the non-standard personal automobile line of business due to favorable settlements on closed claims.

In 2000, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $9,164,000. The increase is primarily attributable to changes in the Company's estimates for losses and loss adjustment expense reserves of $1.4 million for commercial automobile, $3.9 million for commercial multi-peril liability and $3.4 million for other liability lines of business. The Company began writing commercial automobile coverage for vehicles and light trucks in 1998. The Company's initial estimates for 1998 and 1999 were based on a relatively low level of claims reported. In 2000, the Company received a significant number of claims relating to accidents incurred in 1998 and 1999. In the fourth quarter of 2000, the Company exited the commercial automobile line of business due to unsatisfactory underwriting results. The Company's change in estimates in 2000 for the commercial multi-peril liability line of business resulted principally from its increased exposure to liquor liability losses for policies primarily written in 1998 and 1999. In 2000, the Company revised its underwriting approach significantly to reduce its exposure to liquor liability claims. The Company's change in estimates in 2000 for the other liability line resulted principally from construction defect claims, which were new claims that were not anticipated by the Company when the Company wrote these policies between 1991 and 1996. These claims predominantly related to residential contractors and sub-contractors in California. In 2000, the Company completed its withdrawal from the residential contractors and sub-contractors industry segment.

In 1999, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $8,419,000. The increase is primarily attributable to changes in estimates for losses and loss adjustment expense reserves for our non-standard personal automobile line of business. For 1999, the Company received a significant number of claims relating to accidents incurred prior to 1999, resulting in an increase in the Company's loss estimates. For 1999, the Company exited the nonstandard personal automobile lines. Incurred losses and loss adjustment expenses include estimates, recorded as loss and loss adjustment expense reserves on the balance sheet, for the ultimate payment on both reported and unreported claims. The Company changes its estimates for loss and loss adjustment expenses reserves as new events occur, as more loss experience is acquired, or as additional information is received. The Company's estimates for loss and loss adjustment expense reserves result from a continuous review process and the change in these estimates, as required by Financial Accounting Standards Board No. 60, Accounting and Reporting by Insurance Enterprises, paragraph 18, is recorded in the period that the change in these estimates is made.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 7 Income Tax

The components of income tax expense (benefit) are as follows:

                                          Year ended December 31,
                           -----------------------------------------------
(In thousands)                      2001            2000            1999
---------------------------------------------------------------------------
                                 (Restated)       (Restated)      (Restated)

Current                            $ 2,492         $(2,377)        $   107

Deferred                              (711)         (1,096)           (586)
                           -----------------------------------------------
Total tax expense (benefit)        $ 1,781         $(3,473)        $  (479)
                           -----------------------------------------------

The actual income tax rate differed from the statutory income tax rate applicable to income before income taxes as follows:

                                                                  Year ended December 31,
                                                      -------------------------------------------------
(In thousands)                                             2001           2000             1999
-------------------------------------------------------------------------------------------------------
                                                        (Restated) (Restated)
(Restated)

Statutory income tax rate                                       34.0%        (34.0)%         34.0%
Tax-exempt interest and dividends received
  deduction                                                     (7.7)        (10.2)         (44.5)
Other                                                            0.2           2.4          (40.9)
                                                      -------------------------------------------------
                                                              26.5%          (41.8)%        (51.4)%
                                                      -------------------------------------------------

The tax effects of temporary differences that result in a net deferred tax asset as of December 31, are summarized as follows:

(In thousands)                                                             2001          2000
------------------------------------------------------------------------------------------------
                                                                        (Restated)    (Restated)
Assets
Effect of discounting unpaid losses
    and loss adjustment expenses                                          $4,490        $4,070
Excess of tax over financial
    reporting of earned premium                                            2,502         2,625
Realized investment losses due to other-than temporary write-downs         1,241           826
Other                                                                        609           763
                                                              --------------------------------

Total deferred assets                                                      8,842         8,284
                                                              --------------------------------

Liabilities

Deferred policy acquisition costs                                         $3,088        $3,508
Net unrealized investment gain                                             1,600           408
Other                                                                        364            96
                                                              --------------------------------

Total deferred liabilities                                                 5,052         4,012
                                                              --------------------------------
Net deferred tax asset                                                    $3,790        $4,272
                                                              --------------------------------

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is probable that the Company will realize the benefit of the deferred tax asset and, therefore, no such valuation allowance has been established.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 8 Segment Information

The Company had two reportable segments: personal lines and commercial lines. These segments were managed separately because they have different customers, pricing and expense structures. The Company exited the non-standard personal automobile business in 1999 and announced that it would run-off its remaining portfolio of such business. The Company will continue to report on this segment separately until the amounts relating to the non-standard personal automobile business become immaterial to the financial statements presented. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making purposes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment profit based on profit or loss from operating activities. Segment profit or loss from operations is pre-tax and does not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes income taxes, unallocated expenses and investment income attributable to equity.

The following is a summary of the Company's segment revenues, expenses and profit:


                                                                        Year ended December 31, 2001
                                                               ----------------------------------------------
(In thousands)                                                    Commercial       Personal         Total
                                                               ----------------------------------------------
                                                                  (Restated)      (Restated)      (Restated)
Premiums earned                                                    $ 88,912         $     22         $ 88,934
Net investment income and net realized investment loss from
insurance operations                                                  6,667             --              6,667
                                                               ----------------------------------------------
Total segment revenues
                                                                     95,579               22           95,601
                                                               ----------------------------------------------


Segment losses and loss adjustment expenses                          62,414           (1,493)          60,921

Segment expenses                                                     26,087                8           26,095
                                                               ----------------------------------------------
Total segment expenses
                                                                     88,501           (1,485)          87,016
                                                               ----------------------------------------------

Segment profit                                                     $  7,078         $  1,507         $  8,585
                                                               ----------------------------------------------

Plus unallocated items:

  Net investment income from equity                                                                     3,494

  Unallocated expenses                                                                                 (5,358)

  Income tax expense                                                                                   (1,781)
                                                                                                  -----------

Net income                                                                                            $ 4,940
                                                                                                  -----------



Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

                                                                          Year ended December 31, 2000
                                                                  ----------------------------------------------
(In thousands)                                                       Commercial      Personal         Total
                                                                  ----------------------------------------------
                                                                     (Restated)     (Restated)      (Restated)
Premiums earned                                                    $  87,556         $   3,893        $  91,449
Net investment income and net realized investment loss from
insurance operations                                                   3,801               353            4,154
                                                                 ----------------------------------------------
Total segment revenues
                                                                      91,357             4,246           95,603
                                                                 ----------------------------------------------


Segment losses and loss adjustment expenses                           72,893             2,485           75,378

Segment expenses                                                      25,614             1,362           26,976
                                                                 ----------------------------------------------
Total segment expenses
                                                                      98,507             3,847          102,354
                                                                 ----------------------------------------------

Segment profit (loss)                                              ($  7,150)        $     399        $  (6,751)
                                                                 ----------------------------------------------

Plus unallocated items:

  Net investment income from equity                                                                       3,492

  Unallocated expenses                                                                                   (5,045)

  Income tax benefit                                                                                      3,473
                                                                                                  --------------

Net loss                                                                                               $ (4,831)
                                                                                                  --------------



                                                                          Year ended December 31, 1999
                                                               ----------------------------------------------
(In thousands)                                                     Commercial      Personal         Total
                                                               ----------------------------------------------
                                                                  (Restated)      (Restated)     (Restated)
Premiums earned                                                    $ 71,731         $ 13,946         $ 85,677
Net investment income and net realized investment gain from
insurance operations                                                  3,917              662            4,579
                                                               ----------------------------------------------
Total segment revenues
                                                                     75,648           14,608           90,256
                                                               ----------------------------------------------


Segment losses and loss adjustment expenses                          49,744           13,443           63,187

Segment expenses                                                     21,905            4,533           26,438
                                                               ----------------------------------------------
Total segment expenses
                                                                     71,649           17,976           89,625
                                                               ----------------------------------------------

Segment profit (loss)                                              $  3,999         $ (3,368)        $    631
                                                            -------------------------------------------------

Plus unallocated items:

  Net investment income from equity                                                                     4,848

  Unallocated Expenses                                                                                 (4,548)

  Income tax benefit                                                                                      479
                                                                                               --------------

Net income                                                                                            $ 1,410
                                                                                               --------------

Total segment revenues of $95,601,000, $95,603,000 and $90,256,000, plus unallocated net investment income from equity of $3,494,000, $3,492,000 and $4,848,000, equals total Company revenues of $99,095,000, $99,095,000 and
$95,104,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

In 2001, the Company had one general agency that accounted for approximately 11% of gross premiums earned. In 2000 and 1999, no general agent accounted for more than 10% of gross premiums earned.

Note 9 Dividends from Subsidiaries and Statutory Information

Penn-America and Penn-Star are highly regulated by the state in which they are incorporated and the states in which they do business. Such regulations, among other things, limit the amount of dividends, impose restrictions on the amount and types of investments and regulate rates insurers may charge for various products.

A source of cash for the payment of common stock dividends to PAGI's stockholders is dividends from Penn-America. Penn-America is required by law to maintain a certain minimum surplus on a statutory basis and is subject to risk-based capital requirements and regulations under which payment of a dividend from statutory surplus may require prior approval of the Pennsylvania regulatory authorities. In 2001, the Company paid dividends of $1.6 million to PAGI. No ordinary dividends were paid in 2000. In 2000, the Penn-America paid a $6.4 million return of capital to PAGI, after receiving approval from the Pennsylvania Insurance Department. The maximum dividend that may be paid by Penn-America to PAGI without prior approval of regulatory authorities in 2002 is $6,473,325.

The National Association of Insurance Commissioners ("NAIC") has developed Property and Casualty Risk-Based Capital ("RBC") standards that relate an insurer's reported statutory surplus to the risks inherent to overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset risk and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. The Company regularly monitors capital requirements along with the NAIC's RBC developments. The Company has determined that its capital levels are in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations.

The following tables reconcile statutory surplus and net income (loss) of the Company as determined in accordance with accounting procedures prescribed by the insurance regulatory authorities to stockholders' equity and net income (loss) of the Company calculated in accordance with accounting principles generally accepted in the United States as reported herein:

                                                               Year ended December 31,
                                                  ----------------------------------------------
(In thousands)                                         2001             2000            1999
------------------------------------------------------------------------------------------------
Statutory surplus as regards to policyholders        $ 64,733         $ 55,530         $ 69,515

Deferred policy acquisition costs                       9,083           10,317            9,306

Deferred income taxes                                    (574)           4,272            5,483

Net unrealized investment gain (loss)                   4,151            1,974           (5,027)

Non-admitted assets                                     2,171            1,175              896

Provision for uncollectible accounts                   (1,022)            (522)            (522)

Holding company assets                                  1,594            1,156              938

Other, net                                                255              149               29
                                            ---------------------------------------------------
GAAP stockholders' equity                            $ 80,391         $ 74,051         $ 80,618
                                            ---------------------------------------------------


Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

                                                                    Year ended December 31,
                                                   ---------------------------------------------------
(In thousands)                                                  2001             2000            1999
-------------------------------------------------------------------------------------------------------
                                                             (Restated)       (Restated)      (Restated)
Statutory net income (loss)                                   $ 6,827         $(5,020)        $ 1,869

Deferred policy acquisition costs                              (1,268)          1,010             578

Deferred income tax                                               499             594             281

Allowance for uncollectible accounts                             (500)           --               100

Holding company expenses, net of tax                             (345)           (500)           (825)

GAAP restatement - other than temporary impairment (1)           (411)           (975)           (628)

Other, net                                                        138              60              35
                                                  ---------------------------------------------------
GAAP net income (loss)                                        $ 4,940         $(4,831)        $ 1,410
                                                  ---------------------------------------------------

(1) See Note 1 to the Consolidated Financial Statements.

The NAIC revised the Statutory Accounting Practices and Procedures Manual in a process referred to as Codification. The objective of Codification is to standardize the accounting practices prescribed by each State's Insurance Department. The revised manual was effective January 1, 2001. Pennsylvania, the domiciliary state for Penn-America and Penn-Star, has adopted the provisions for the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that Penn-America and Penn-Star use to prepare their statutory-basis financial statements. These changes resulted in an increase in the statutory-basis capital and surplus of the Company of $3.3 million at January 1, 2001.

Note 10 Incentive Savings and Retirement Plan

Penn-America participates in a profit-sharing and a 401(k) plan with Penn Independent that covers qualified employees. Penn-America's contributions under the 401(k) plan were $117,000, $72,000 and $105,000 for 2001, 2000, and 1999,
respectively. There were no profit-sharing distributions in 2001, 2000, and 1999.

Note 11 Stock Incentive Plans

Stock options: In August 1993, the Company adopted a Stock Incentive Plan (the "Plan"), which was later amended and restated in April of 1994 and amended in April 2000. The purpose of the Plan is to enable officers, employees, directors, consultants, advisors and service providers of the Company and its affiliates (as defined in the Plan) to participate in the Company's future and to enable the Company to attract and retain these persons by offering them proprietary interests in the Company. The Plan authorized the issuance of up to 1,237,500 shares of common stock pursuant to the exercise of stock options or the award of restricted stock. Options are exercisable according to the various terms under which they were granted varying from one year to ten years after the date of grant. All options are subject in general to earlier termination if the optionee leaves the employ of the Company.
           ....
The fair value of options is estimated on the grant date using the Black-Scholes option pricing model. The model assumes the following for 2001, 2000, and 1999, respectively: expected annual dividend rates of 2.0%, 2.8% and 1.9%; risk-free interest rates of 2.0% for 2001 and 6.0% for 2000 and 1999; weighted-average expected life of the options of 4.8 years for 2001 and 2.5 years for 2000 and 1999; and expected stock price volatility of 22% for 2001 and 30% for 2000 and 1999.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company has elected to account for these stock options in accordance with the provisions of Accounting Principles Board Opinion ("APB") #25, "Accounting for Stock Issued to Employees" and accordingly, no compensation expense has been recorded for such grants. Statement of Financial Accounting Standards ("SFAS") #123 "Accounting for Stock-Based Compensation," effective in 1996, would require that compensation expense be recorded for these option grants. Accounting for such options using APB 25 and SFAS 123 are both acceptable alternatives under GAAP. Had the Company elected to adopt SFAS 123, the effect on the Company's net income and per share results would have been:

                                                      Year ended December 31,
                                            ----------------------------------------------
(in thousands)                                  2001             2000             1999
------------------------------------------------------------------------------------------
                                             (Restated)       (Restated)        (Restated)
Net income (loss):
  As reported                               $   4,940        $  (4,831)        $   1,410

  Pro forma                                     4,914           (4,973)            1,385

Diluted net income (loss) per share:

  As reported                               $     0.43      $     (0.42)       $     0.11

  Pro forma                                       0.43            (0.43)             0.11


A summary of the status of and changes in the Company's stock option plan is presented below:

                                                                                 Year ended December 31,
                                                                         -----------------------------------------
                                                                             2001        2000          1999
------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands, except per share data)
Outstanding at beginning of year
(average price of $4.75, $4.73 and $4.65)                                      539        461            447

Granted (average price of $5.17, $4.96 and $7.09 per share)                     54        111             14


Exercised (average price of $4.12 and $2.95 per share)                         (81)       (24)             -


Forfeited (average price of $4.95 and $10.92 per share)                        (20)        (9)             -
                                                                         -----------------------------------------

Outstanding at end of year (average price of $4.87, $4.75 and $4.73)           492        539            461
                                                                         =========================================

Options exercisable at end of year                                             418        442            447
                                                                         -----------------------------------------

Weighted average fair value of options
granted during the year                                                     $ 0.81      $1.94          $2.19


Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)


The following table summarizes information about stock options outstanding at December 31, 2001:

                                            Options Outstanding                       Options Exercisable
                             --------------------------------------------------  ------------------------------
                                               Weighted
                                 Number         Average         Weighted           Number        Weighted
                               Outstanding     Remaining         Average         Exercisable     Average
                                12/31/01      Contractual       Exercise          12/31/01       Exercise
Exercise Prices                (in 000's)    Life (Years)         Price          (in 000's)       Price
-------------------------------------------------------------------------------  ------------------------------
  $3.60 - $3.80                     12                0.4             $  3.63            12       $  3.63
  $3.81 - $5.07                    347                2.8             $  4.17           323       $  4.11
  $5.07 - $6.33                     54                2.9             $  5.56            36       $  5.76
  $6.34 - $7.60                     45                3.4             $  6.79            13       $  7.09
  $7.61 - $10.13                    21                1.4             $  9.17            21       $  9.17
  $10.14 - $12.67                   13                2.4             $ 12.67            13       $ 12.67


On January 2, 2002, the Company granted 262,335 stock options to employees at an exercise price equal to the market price on the date of the grant. These stock option grants vest over a five-year period beginning January 2, 2003.

Restricted Stock: The Company has awarded shares of restricted stock to certain employees. Such shares are held by the Company and released to each grantee at the rate of 20% per year provided that the grantee is still employed by the Company or its affiliates. The Company charged $115,000 in 2001 and $120,000 in 2000 and 1999 to compensation expense relating to these awards. During 2001, 2000 and 1999, 15,750, 9,750 and 9,750 shares, respectively, of the restricted stock were released to the applicable employees as allowed by the provisions of the grant.

Agents' Contingent Commission Plan: The Company's Agents' Contingent Commission Plan allows its agents to receive up to 100% of their contingent profit commission awards in PAGI common stock. Agents' common stock awards for the 2000, 1999 and 1998 years, which were issued in May of 2001, 2000 and 1999, amounted to 35,189, 89,384, and 63,053 shares, respectively.

Note 12 Commitments and Contingencies

The Company's insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. Penn-America has been named as a defendant in litigation commenced in the Superior Court of California, County of Los Angeles, on November 6, 2000 and in an identical suit on December 18, 2000 in the County of Orange relating to our exited non-standard personal automobile business. It is not possible at this time to evaluate the probability of a favorable or unfavorable outcome, nor is it possible to estimate the amount of loss, if any. Management believes that its position is defensible as to such litigation and is of the opinion that the amount of loss, if any, will not have a material affect on the Company's financial statements. The Company is involved in no other pending or threatened legal or administrative proceedings which management believes might have a material adverse effect on the Company's financial condition or results of operations.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company leases various computer equipment for use by its insurance subsidiaries. These leases have terms primarily expiring in less than a three-year period. Rental expenses for these operating leases were $391,000 $349,000 and $392,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year were $341,000, $150,000 and $11,000 for 2002, 2003 and 2004, respectively.

Note 13 Other Comprehensive Income

Accumulated other comprehensive income (loss) of the Company consists solely of net unrealized gains and losses. The following table illustrates the components of accumulated other comprehensive income:

                                                              Year ended December 31, 2001
                                                         -------------------------------------------
(In thousands)                                             Pre-tax       Tax Expense   Net of Tax
                                                            Amount                        Amount
----------------------------------------------------------------------------------------------------
                                                          (Restated)     (Restated)    (Restated)
Unrealized gains on investments:
  Unrealized holding gains arising during period          $ 2,328          $  (792)          $ 1,536
  Reclassification adjustments for losses
      realized in net income                                1,178             (400)              778
                                                          ------------------------------------------
Other comprehensive income                                $ 3,506          $(1,192)          $ 2,314
                                                          ------------------------------------------



                                                                 Year ended December 31, 2000
                                                         -------------------------------------------
(In thousands)                                             Pre-tax       Tax Expense   Net of Tax
                                                            Amount                        Amount
----------------------------------------------------------------------------------------------------
                                                          (Restated)     (Restated)    (Restated)
Unrealized gains on investments:
  Unrealized holding gains arising during period          $ 3,992          $(1,357)          $ 2,635
  Reclassification adjustments for losses
      realized in net income                                2,808             (955)            1,853
                                                          ------------------------------------------
Other comprehensive income                                $ 6,800          $(2,312)          $ 4,488
                                                          ------------------------------------------



                                                                    Year ended December 31, 1999
                                                          ------------------------------------------
(In thousands)                                             Pre-tax       Tax Expense   Net of Tax
                                                            Amount                        Amount
----------------------------------------------------------------------------------------------------
                                                          (Restated)     (Restated)    (Restated)
Unrealized losses on investments:
  Unrealized holding losses arising during period          $(9,822)        $ 3,340           $(6,482)
  Reclassification adjustments for losses
      realized in net income                                   110             (38)               72
                                                          ------------------------------------------
Other comprehensive loss                                   $(9,712)        $ 3,302           $(6,410)
                                                          ------------------------------------------



Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 14 Unaudited Quarterly Financial Information

                                                                                  2001
                              -------------------------------------------------------------------------------------------------
(In thousands except
 per share data)                   First               Second              Third                Fourth                Total
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Restated)
Revenues                       $   25,994          $   24,687           $   23,837           $   24,577      $        99,095
Net income                            967                 994                1,551                1,428                4,940

Net income per share:
   Basic                             0.09                0.09                 0.14                 0.12                 0.43
   Diluted                           0.08                0.09                 0.13                 0.12                 0.43


                                                                                 2000
                              -------------------------------------------------------------------------------------------------
(In thousands except
 per share data)                   First               Second              Third                Fourth                Total
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Restated)


Revenues                       $   23,933          $   24,923           $   24,971           $   25,268           $   99,095

Net income (loss)                   1,583                (662)              (5,078)                (674)              (4,831)
Net income per share:
   Basic                             0.13               (0.06)               (0.45)               (0.06)               (0.42)

   Diluted                           0.13               (0.06)               (0.45)               (0.06)               (0.42)




Note 15--Subsequent Event

On April 11, 2002, the Company announced a three-for-two stock split to be effected in the form of a 50% Stock dividend payable to shareholders of record as of April 25, 2002. The distribution date was May 9, 2002. The number of shares of common stock issued and outstanding and shares of treasury stock in the stockholders' equity section of the consolidated balance sheet have been adjusted to reflect the effect of the stock split. The balances for common stock and additional paid-in capital have been adjusted to reflect the effect of the stock split. The basic and diluted net income per share and basic and diluted weighted average shares outstanding on the consolidated statement of operations have been adjusted to reflect the effect of the stock split. The cash dividend paid per share and the balances of common stock and additional paid-in capital on the consolidated statement of stockholders' equity have been adjusted to reflect the effect of the stock split. The per share information in notes 2, 11 and 14 have been adjusted to reflect the effect of the stock split.

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

ITEM 14.          CONTROLS AND PROCEDURES

As of December 31, 2001, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2001. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2001.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

a.) The following consolidated financial statements, financial statement schedules and exhibits are filed as part of this report:

1.  Consolidated Financial Statements (Restated)

                                                                                                                          Page
                                                                                                                      --------------

              Consolidated Balance Sheets at December 31, 2001 and 2000                                                    39
              Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
                                                                                                                           40
              Consolidated  Statements of  Stockholders'  Equity for the years ended December 31, 2001, 2000
                       and 1999.                                                                                           41
              Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
                                                                                                                           42
              Notes to Consolidated Financial Statements                                                                  43-61
              Independent Auditors' Report for the years 2001, 2000 and 1999                                               38

     The following consolidated financial statement schedules for the years
2001, 2000, and 1999 are submitted herewith:

2. Financial Statement Schedules.
                                                                                                                             Page
                                                                                                                           ---------

              Schedule I.    Summary of Investments - Other Than Investments in Related Parties                               71
              Schedule II.      Condensed Financial Information of Parent Company                                           72-74
              Schedule III.     Supplementary Insurance Information                                                           75
              Schedule IV.      Reinsurance                                                                                   76
              Schedule VI.   Supplemental Insurance Information Concerning Property and Casualty                              77
                      Operations
              Independent Auditors' Consent and Report on Schedules (filed as Exhibit 23)

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.      Exhibit Index: 64-70

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

            10.3(i) Endorsements Nos. 4 through 6 (Termination Endorsement) to 1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, filed with the Securities and Exchange Commission with Registrant's Report on Form S-2 Amendment No. 1 (No. 333-91362) on September 6, 2002.

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

            10.10(iii)  Amendment dated April 1, 2000, to Penn-America Group,
                        Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            10.11 Lease effective July 1, 2000, between Penn-America Insurance Company and Irvin Saltzman, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

            10.14 1995 Multiple Line Excess of Loss (Casualty and Property) Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002.

            10.14(i) Endorsement No. 1 to Multiple Line Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002.

            10.14(ii)   Endorsement No. 2 to Multiple Line Excess of Loss
                        Reinsurance Agreement with National Reinsurance
                        Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form S-2 Amendment No. 1 (No.
                        333-91362) with the Securities and Exchange Commission on September 6, 2002.

       Exhibit No.         Description

            10.14(iii)  1996 Property & Liability Reinsurance Agreement with
                        General Re Corporation effective May 1, 1996, filed with Registrant's Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002.

            10.14(iv)   Property Catastrophe Excess of Loss Reinsurance Program
                        between subscribing reinsurers and Penn-America and Penn-Star Insurance Companies effective January 1, 2000, to January 1, 2002, filed with Registrant's Report on
                        Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange
                        Commission.

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

            10.17(iii)  General Agent Contingent Profit Commission Addendum
                        between agents and Penn-America and Penn-Star Insurance Companies effective January 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            10.18 Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996, filed with Registrant's Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002.

            10.19 Multiple Line Excess of Loss Agreement of Reinsurance including Endorsement No. 1 between General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies effective January 1, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

       Exhibit No.         Description

            10.19(i) Endorsement No. 2 to the Multiple Line Excess of Loss Agreement of Reinsurance including Endorsement No. 1 (Exhibit 10.19) between General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies, effective September 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            10.20 Property and Casualty Excess of Loss Reinsurance Agreement between American Re-Insurance Company and Penn-America and Penn-Star Insurance Companies effective September 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            11 Statement re: computation of per share earnings, incorporated by reference from Note 2 to the Consolidated Financial Statements, filed with Registrant's Report on Form 10-K/A for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

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

            31.0 Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated January 17, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(i) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated March 10, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(ii) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated September 19, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(iii)   Amended and Restated Promissory Note and Security
                        Agreement effective January 2, 2001, between J. Ransley
                        Lennon and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated February 16, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange
                        Commission.

            31.0(iv) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Garland P. Pezzuolo and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated February 11, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(v) Promissory Note and Security Agreement effective March 9, 2001, between Joseph F. Morris and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

       Exhibit No.         Description

            31.0(vi) Promissory Note and Security Agreement effective March 28, 2001, between Joseph F. Morris and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(vii)   Promissory Note and Security Agreement effective March
                        9, 2001, between Garland P. Pezzuolo and Penn-America
                        Insurance Company, filed with Registrant's Report on
                        Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange
                        Commission.

            31.0(viii)  Promissory Note and Security Agreement effective
                        February 16, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(ix) Promissory Note and Security Agreement effective February 23, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(x) Promissory Note and Security Agreement effective February 27, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

            31.0(xi) Promissory Note and Security Agreement effective March 21, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

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

                            PENN-AMERICA GROUP, INC.
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                                 (in thousands)

                                                           December 31, 2001
                                  --------------------------------------------------------------------

                                                 Amortized            Fair             Amount shown
                                                   Cost              Value           on Balance Sheet
                                  --------------------------------------------------------------------
                                               (Restated)
Fixed maturities
Available for sale
U.S. Treasury securities and obligations
    of U.S. government agencies                   $  4,013          $  4,195          $  4,195

Corporate securities                                49,981            52,021            52,021

Mortgage-backed securities                          26,483            27,316            27,316

Other structured securities                         20,758            21,462            21,462

Municipal securities                                20,569            21,004            21,004

Public utilities                                     9,172             9,255             9,255
                                  ------------------------------------------------------------
Total available for sale                           130,976           135,253           135,253
                                  ------------------------------------------------------------

Held to maturity
U.S. Treasury securities and obligations
    of U.S. government agencies                     13,812            14,025            13,812

Corporate securities                                   276               290               276

Public utilities                                       996             1,002               996
                                  ------------------------------------------------------------
Total held to maturity                              15,084            15,317            15,084
                                  ------------------------------------------------------------


Total fixed-maturity securities                    146,060           150,570           150,337

Equity securities:
Common stock                                         7,814             7,977             7,977
Preferred stock                                     16,906            17,172            17,172
                                  ------------------------------------------------------------
Total equity securities                             24,720            25,149            25,149
                                  ------------------------------------------------------------
Total investments                                 $170,780          $175,719          $175,486
                                  ============================================================


                                            PENN-AMERICA GROUP, INC.
                         Schedule II--Condensed Financial Information of Parent Company
                                            Condensed Balance Sheets
                                        (in thousands except share data)



                                                                                        December 31,
                                                                             ----------------------------------
                                                                                  2001                2000
                                                                             ---------------   ----------------

                                                                                  (Restated)         (Restated)
ASSETS
     Cash                                                                           $  1,261           $    972
     Investment in subsidiary, equity method                                          79,425             73,441
     Other assets                                                                        359                357
                                                                             ---------------   ----------------
           Total assets                                                             $ 81,045           $ 74,770
                                                                             ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                                          $     25           $    173
                                                                             ---------------   ----------------

            Total liabilities                                                             25                173
                                                                             ---------------   ----------------

Stockholders' equity:
     Preferred stock, $ .01 par value; authorized 2,000,000 shares;
         none issued
     Common stock, $.01 par value; authorized 20,000,000 in 2001 and 2000;
         issued 2001, 15,228,351 and 2000, 15,114,038 shares; outstanding
         2001, 11,478,351 and 2000, 11,364,038 (1)                                       152                151
     Additional paid-in capital (1)                                                   70,735             70,114
     Accumulated other comprehensive loss, net                                         3,106                792
     Treasury stock 3,750,000 shares at cost (1)                                     (24,161)           (24,161)
     Retained earnings                                                                31,320             27,980
     Unearned compensation from restricted stock awards                                 (132)              (279)
                                                                             ---------------    ---------------
         Total stockholders' equity                                                   81,020             74,597
                                                                             ---------------   ----------------
         Total liabilities and stockholders' equity                                 $ 81,045           $ 74,770
                                                                             ===============   ================

(1) Adjusted to reflect the three-for-two split of the Company's common stock effected on May 9, 2002.

                                               PENN-AMERICA GROUP, INC.
                            Schedule II--Condensed Financial Information of Parent Company
                                          Condensed Statements of Operations
                                         (in thousands except per share data)


                                                                                Years ended December 31,
                                                                    --------------------------------------------------
                                                                        2001              2000              1999
                                                                    -------------     -------------     --------------
                                                                     (Restated)         (Restated)        (Restated)
Revenue:
     Dividend income                                                   $1,600            $    -           $ 2,200
     Other income                                                          26                27                56
Operating expenses                                                       (548)             (791)           (1,306)
                                                                    -------------     -------------     --------------
Income before income tax and undistributed net income (loss)
    of subsidiary                                                       1,078              (764)              950
Income tax benefit                                                        177               260               425
                                                                    -------------     -------------     --------------
Income before equity in undistributed
     net income of subsidiary                                           1,255              (504)            1,375
Equity in undistributed net income (loss)
     of subsidiary                                                      3,685            (4,327)               35
                                                                    -------------     -------------     --------------

Net income (loss)                                                      $4,940           ($4,831)         $  1,410
                                                                    =============     =============     ==============

Net income (loss)  per share
    Basic                                                               $0.43            ($0.42)         $   0.11
                                                                    =============     =============     ==============

    Diluted                                                             $0.43            ($0.42)         $   0.11
                                                                    =============     =============     ==============

NOTE:  Certain prior year amounts have been reclassified to conform to the 2001 presentation.

(1) Adjusted to reflect a three-for-two stock split of the Company's common stock effected on May 9, 2002.

                                               PENN-AMERICA GROUP, INC.
                            Schedule II - Condensed Financial Information of Parent Company
                                          Condensed Statements of Cash Flows
                                                    (in thousands)


                                                                                            Years ended
                                                                                            December 31,
                                                                           -----------------------------------------------
                                                                               2001            2000             1999
                                                                            (Restated)      (Restated)       (Restated)
Cash flows from operating activities:
     Net income (loss)                                                        $ 4,940        $  (4,831)       $ 1,410
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Return of capital from subsidiary                                     --            6,400         12,300
             Equity in undistributed net (income) loss of subsidiary           (3,685)           4,327            (35)
             Amortization/depreciation                                             86              246            256
             Increase (decrease) in :
                 Accounts payable and accrued expenses                           (148)             108             65
                 Other, net                                                        74               16            328
                                                                           --------------   ------------   ---------------
                    Net cash provided by operating activities                   1,267            6,266         14,324
                                                                           --------------   ------------   ---------------

Cash flows from investing activities:
     Change in short-term investments                                               -              449            548
                                                                           --------------   ------------   ---------------
             Net cash provided by investing activities                              -              449            548
                                                                           --------------   ------------   ---------------

Cash flows from financing activities:
     Issuance of common stock (net of expenses)                                   622              500            465
     Purchase of treasury stock                                                     -           (4,687)       (13,831)
     Dividends paid to common stockholders                                     (1,600)          (1,611)        (1,767)
                                                                           --------------   ------------   ---------------
            Net cash used by financing activities                                (978)          (5,798)       (15,133)
                                                                           --------------   ------------   ---------------

Increase (decrease) in cash                                                       289              917           (261)
Cash, beginning of period                                                         972               55            316
                                                                           --------------   ------------   ---------------
Cash, end of period                                                           $ 1,261       $      972        $    55
                                                                           ==============   ============   ===============



NOTE:  Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                                                    PENN-AMERICA GROUP, INC.
                                       Schedule III - Supplementary Insurance Information
                                          Years Ended December 31, 2001, 2000 and 1999
                                                         (in thousands)

                                         Liability
                                        for Unpaid
                       Deferred         Losses and                                                                Losses
                        Policy             Loss                                                  Net             and Loss
                     Acquisition        Adjustment          Unearned          Earned          Investment        Adjustment
                        Costs            Expenses           Premiums         Premiums           Income           Expenses

2001
Commercial                $  9,067         $ 117,555         $  40,989         $ 88,912          $  7,665            $ 62,414
Personal                        16             2,043                45               22                 -             (1,493)
Unallocated                      -                 -                 -                -             3,674                   -
                    ---------------    --------------     -------------    -------------     -------------    ----------------
     Total                $  9,083         $ 119,598         $  41,034         $ 88,934         $  11,339           $  60,921
                    ---------------    --------------     -------------    -------------     -------------    ----------------

2000
Commercial               $  10,310         $ 109,377         $  43,218         $ 87,556          $  5,904           $  72,893
Personal                         7             5,937                21            3,893               549               2,485
Unallocated                      -                 -                 -                -             4,001                   -
                    ---------------    --------------     -------------    -------------     -------------    ----------------
     Total               $  10,317         $ 115,314         $  43,239         $ 91,449         $  10,454           $  75,378
                    ---------------    --------------     -------------    -------------     -------------    ----------------

1999
Commercial                $  8,914         $  82,192         $  35,188        $  71,731          $  4,347           $  49,744
Personal                       392            11,527             1,144           13,946               735              13,443
Unallocated                      -                 -                 -                -             4,455                   -
                    ---------------    --------------     -------------    -------------     -------------    ----------------
     Total                $  9,306         $  93,719         $  36,332        $  85,677          $  9,537           $  63,187
                    ---------------    --------------     -------------    -------------     -------------    ----------------




                        Amortization
                             of
                          Deferred
                           Policy              Other               Net
                        Acquisition         Underwriting         Premiums
                           Costs              Expenses           Written

2001
Commercial                  $  22,707            $  3,380          $ 87,121
Personal                            8                   -                 2
Unallocated                         -               5,358                 -
                       ---------------     ---------------     -------------
     Total                  $  22,715            $  8,738          $ 87,123
                       ---------------     ---------------     -------------

2000
Commercial                  $  23,857            $  1,757          $ 94,481
Personal                        1,362               1,362             2,769
Unallocated                         -               5,045                 -
                       ---------------     ---------------     -------------
     Total                  $  25,219            $  6,802          $ 97,250
                       ---------------     ---------------     -------------

1999
Commercial                  $  20,269            $  1,596         $  75,574
Personal                        4,533                   -            11,462
Unallocated                         -               4,443                 -
                       ---------------     ---------------     -------------
     Total                  $  24,802            $  6,039         $  87,036
                       ---------------     ---------------     -------------





                                          PENN-AMERICA GROUP, INC.
                                         Schedule IV - Reinsurance
                                Years Ended December 31, 2001, 2000 and 1999
                                               (in thousands)



                                             Ceded to         Assumed      Net Premium       Percentage
Property and Liability                         Other        from Other       Written         of Assumed
Insurance Premiums           Direct          Companies       Companies                          to Net
                          --------------   --------------   ------------   -------------    --------------

         2001                  $98,328         $11,289             $84        $87,123                 0.1%
                          ==============   ==============   ============   =============    ==============


         2000                 $108,622         $12,540         $ 1,169       $ 97,250                 1.2%
                          ==============   ==============   ============   =============    ==============


         1999                $  94,967        $  8,947         $ 1,016       $ 87,036                 1.2%
                          ==============   ==============   ============   =============    ==============

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

                                      Penn-America Group, Inc.
Date:  November 12, 2002              By: /s/ Jon S. Saltzman
                                           Jon S. Saltzman,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman                          Chairman of the Board of Directors                                   November 12, 2002
Irvin Saltzman                              and Director

/s/ Jon S. Saltzman                         President, Chief Executive Officer and                               November 12, 2002
Jon S. Saltzman                             Director (Principal Executive Officer)

/s/ Robert A. Lear                          Director                                                             November 12, 2002
Robert A. Lear

/s/ Joseph F. Morris                        Senior Vice President, Chief Financial Officer                       November 12, 2002
Joseph F. Morris                            and Treasurer

/s/ Garland P. Pezzuolo                     Vice President, Secretary and General Counsel                        November 12, 2002
Garland P. Pezzuolo

/s/ Paul Simon                              Director                                                             November 12, 2002
Paul Simon

/s/ Charles Ellman                          Director                                                             November 12, 2002
Charles Ellman

/s/ M. Moshe Porat                          Director                                                             November 12, 2002
M. Moshe Porat

/s/ Jami Saltzman-Levy                      Director                                                             November 12, 2002
Jami Saltzman-Levy

/s/ Martin Sheffield                        Director                                                             November 12, 2002
Martin Sheffield

/s/ E. Anthony Saltzman                     Director                                                             November 12, 2002
E. Anthony Saltzman


                                 CERTIFICATIONS

I, Jon S. Saltzman, certify that:

1.       I have reviewed this annual report on Form 10-K/A of Penn-America
         Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                                         /s/ Jon S. Saltzman
                                                         Jon S. Saltzman
                                                         President & CEO

                                 CERTIFICATIONS

I, Joseph F. Morris, certify that:

1.       I have reviewed this annual report on Form 10-K/A of Penn-America
         Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                 /s/ Joseph F. Morris
                                                 Joseph F. Morris
                                                 Senior Vice President, CFO
                                                 and Treasurer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Penn-America Group, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jon S. Saltzman , Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jon S. Saltzman

Jon S. Saltzman
President and Chief Executive Officer

November 12, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Penn-America Group, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph
F. Morris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Joseph F. Morris

Joseph F. Morris
Senior Vice President, Chief Financial Officer and Treasurer
November 12, 2002