Form 10-Q
period 2002-09-30
PENN AMERICA GROUP INC
filed 2002-11-13
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2002
                                --------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      X    No ____  .

At November 11, 2002, 11,579,598 shares of the registrant's common stock, $.01 par value, were outstanding.

                                 PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                   Index

                                                                                               Page Number

         Explanatory Note                                                                            3

Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2002 (unaudited) and
                December 31, 2001(restated)                                                          4

         Consolidated Unaudited Statements of Operations - For the three
                 and nine months ended September 30, 2002 and 2001                                   5

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the nine months ended September 30, 2002                                         6

         Consolidated Unaudited Statements of Cash Flows -
                For the nine months ended September 30, 2002 and 2001                                7

         Notes to Unaudited Consolidated Financial Statements                                        8

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                            14

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk                             23

     Item 4.  Controls and Procedures                                                               24

Part II - Other Information                                                                         25




                    Penn-America Group, Inc. and SubsidiarIES


Explanatory Note

         Penn-America Group, Inc. ("PAGI" or the "Company") has recently resolved various accounting and disclosure comments from the Securities and Exchange Commission ("SEC") in conjunction with the Company's registration statement filing relating to the issuance of additional shares of common stock. One of the comments addressed the timing of recording other-than-temporary ("OTT") declines in the market value of certain equity securities. The Company agreed to amend its accounting policy and record OTT write-downs on these securities for the periods ending December 31, 2001, 2000 and 1999. This restatement affects net income for each of these periods but has no effect on total stockholders' equity since the unrealized loss on these securities was already recorded in Accumulated Other Income (Loss) in the Consolidated Balance Sheets and Statements of Stockholders' Equity. The Company has restated its financial statements for the affected periods and has filed such restatements on Form 10-K/A for the year ended December 31, 2001. For further information, see
Note 1 to Notes to the Unaudited Consolidated Financial Statements.

                                             PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                    Consolidated Balance Sheets

                                               (In thousands, except per share data)

                                                                                             September 30,         December 31,
                                                                                                   2002                2001
                                                                                            -----------------    -----------------
ASSETS                                                                                        (Unaudited)           (Restated)
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost 2002, $166,938; 2001, $130,976)       $  176,108            $  135,253
       Held to maturity, at amortized cost (fair value 2002, $2,034; 2001, $15,317)                 1,965               15,084
    Equity securities, at fair value (cost 2002, $22,177; 2001, $24,720)                           23,378               25,149
                                                                                            -----------------    -----------------
       Total investments                                                                          201,451              175,486
Cash                                                                                               27,649               13,129
Accrued investment income                                                                           2,117                2,199
Premiums receivable                                                                                14,239               12,285
Reinsurance recoverable                                                                            27,031               25,804
Prepaid reinsurance premiums                                                                        8,778                4,241
Deferred policy acquisition costs                                                                  13,240                9,083
Capital lease, affiliate                                                                            1,601                1,666
Deferred income taxes                                                                               2,439                3,790
Income tax recoverable                                                                                 --                   66
Other assets                                                                                          333                  366
                                                                                            -----------------    -----------------
       Total assets                                                                            $  298,878           $  248,115
                                                                                            =================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                                   $  131,759           $  119,598
  Unearned premiums                                                                                66,223               41,034
  Accounts payable and accrued expenses                                                             7,148                3,800
  Capitalized lease obligation, affiliate                                                           1,464                1,570
  Income tax payable                                                                                  395                   --
  Other liabilities                                                                                 1,823                1,722
                                                                                            -----------------    -----------------
         Total liabilities                                                                        208,812              167,724
                                                                                            -----------------    -----------------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                        --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued 2002 and 2001, 15,335,223 and 15,228,351 shares, respectively;
    outstanding 2002 and 2001, 11,585,223 and 11,478,351 shares, respectively                         153                  152
  Additional paid-in capital                                                                       71,523               70,735
   Accumulated other comprehensive income                                                           6,845                3,106
  Retained earnings                                                                                36,545               31,320
  Treasury stock, 3,750,000 shares at cost                                                        (24,161)             (24,161)
   Officers' stock loans                                                                             (629)                (629)
  Unearned compensation from restricted stock awards                                                 (210)                (132)
                                                                                            -----------------    -----------------
         Total stockholders' equity                                                                90,066               80,391
                                                                                            -----------------    -----------------
         Total liabilities and stockholders' equity                                            $  298,878           $  248,115
                                                                                            =================    =================


                                            PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)

                                 For the three and nine months ended September 30, 2002 and 2001
                                              (In thousands, except per share data)


                                                             Three months ended                         Nine months ended
                                                               September 30,                             September 30,
                                                       -------------------------------           ------------------------------
                                                        2002                  2001                  2002                2001
                                                    ------------          ------------          ------------        ------------
Revenues
Premiums earned                                     $     30,705          $     20,946          $     80,922        $     66,194
Net investment income                                      3,038                 2,851                 8,796
                                                                                                                           8,516
Net realized investment gain (loss)                        1,172                    40                  (173)               (192)
                                                    ------------          ------------          ------------        ------------
    Total revenues                                        34,915                23,837                89,545              74,518
                                                    ------------          ------------          ------------        ------------

Losses and expenses
Losses and loss adjustment expenses                       20,799                14,553                53,449              46,740
Amortization of deferred policy acquisition costs          7,527                 4,957                20,277              17,188
Other underwriting expenses                                2,209                 2,028                 6,032               5,246
Corporate expenses                                           118                   141                   462                 492
Interest expense                                              35                    40                   105                 120
                                                    ------------          ------------          ------------        ------------
    Total losses and expenses                             30,688                21,719                80,325              69,786
                                                    ------------          ------------          ------------        ------------

Income before income tax                                   4,227                 2,118                 9,220               4,732
Income tax expense                                         1,330                   567                 2,655               1,220
                                                    ------------          ------------          ------------        ------------

Net income                                          $      2,897          $      1,551          $      6,565        $      3,512
                                                    ============          ============          ============        ============

Net income per share
   Basic                                            $       0.25          $       0.14          $       0.57        $       0.31
   Diluted                                          $       0.25          $       0.13          $       0.56        $       0.31

Weighted average shares outstanding
   Basic                                              11,585,043            11,437,697            11,565,749          11,404,539
   Diluted                                            11,775,916            11,532,284            11,765,175          11,489,607

Cash dividends per share                            $    0.03875          $      0.035          $    0.11583        $      0.105


                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                                             (Unaudited)

                                            For the nine months ended September 30, 2002
                                                (In thousands, except per share data)




                                                                                Accumulated
                                                             Additional            Other
                                               Common          Paid-In         Comprehensive          Retained        Treasury
                                                Stock         Capital              Income             Earnings         Stock
                                             ------------     ----------     -------------------      ----------     -----------
Balance at December 31, 2001 (Restated)            $152       $ 70,735            $ 3,106              $ 31,320        $ (24,161)
Net income                                           --             --                 --                 6,565               --
Other comprehensive income:
    net unrealized gain on investments,
   net of  tax and reclassification                  --             --              3,739                  --              --
  adjustment


Comprehensive income


Issuance of common stock                              1            788                 --                  --              --
Unearned compensation from
      restricted stock awards issued                 --             --                 --                  --              --
Amortization of compensation expense from
      restricted stock awards issued                 --             --                 --                  --              --
Cash dividends paid ($0.11583 per share)             --             --                 --                (1,340)           --
                                             -----------------------------------------------------------------------------------
Balance at September 30, 2002                      $153       $ 71,523            $ 6,845              $ 36,545        $ (24,161)
                                             ===================================================================================





                                                                 Unearned
                                                               Compensation
                                                                   From
                                                Officers'       Restricted             Total
                                                  Stock           Stock            Stockholders'
                                                  Loans           Awards              Equity
                                                ----------    ---------------    ------------------
Balance at December 31, 2001 (Restated)             $  (629)       $ (132)           $ 80,391
Net income                                               --            --               6,565
Other comprehensive income:
  net unrealized gain on investments,
   net of  tax and reclassification adjustment           --            --               3,739
                                                                                 ------------------
Comprehensive income                                                                   10,304
                                                                                 ------------------
Issuance of common stock                                 --            --                 789
Unearned compensation from
      restricted stock awards issued                     --          (155)               (155)
Amortization of compensation expense from
      restricted stock awards issued                     --            77                  77
Cash dividends paid ($0.11583 per share)                 --            --              (1,340)
                                             -------------------------------------------------------
Balance at September 30, 2002                       $  (629)       $ (210)           $ 90,066
                                             =======================================================





                                          PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

                                    For the nine months ended September 30, 2002 and 2001
                                                        (In thousands)

                                                                                         Nine months ended September 30,
                                                                                      --------------------------------------
                                                                                           2002                   2001
                                                                                      ---------------        ---------------
Cash flows from operating activities:
    Net income                                                                            $ 6,565             $    3,512
    Adjustments to reconcile net income to net cash provided by operating activities:
         Net (accretion)/amortization and depreciation expense                               (100)                    48
         Net realized investment loss                                                         173                    192
         Deferred income tax                                                                 (575)                  (402)
         Net increase (decrease) in premiums receivable, prepaid reinsurance
         premiums and unearned premiums                                                    18,698                 (5,095)
         Net increase in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                     10,934                  2,120
         Accrued investment income                                                             82                    210
         Deferred policy acquisition costs                                                 (4,157)                 1,415
         Income tax recoverable/payable                                                       461                  1,622
         Other assets                                                                         (29)                    20
         Accounts payable and accrued expenses                                              3,348                    172
         Other liabilities                                                                    590                 (1,011)
                                                                                      ---------------        ---------------
         Net cash provided  by operating activities                                        35,990                  2,803
                                                                                      ---------------        ---------------

Cash flows from investing activities:
    Purchases of equity securities                                                         (1,500)                (3,062)
    Purchases of fixed maturities available for sale                                      (69,372)               (25,625)
    Proceeds from sales of equity securities                                                1,494                  2,020
    Proceeds from sales and maturities of fixed maturities available for sale              35,924                 19,242
    Proceeds from maturities and calls of fixed maturities held to maturity                13,130                  2,000
                                                                                      ---------------        ---------------
         Net cash used by investing activities                                            (20,324)                (5,425)
                                                                                      ---------------        ---------------

Cash flows from financing activities:
    Issuance of common stock                                                                  300                    410
    Officers' stock loans                                                                      --                   (109)
    Principal payments on capital lease obligations, affiliate                               (106)                   (93)
    Dividends paid                                                                         (1,340)                (1,198)
                                                                                      ---------------        ---------------
         Net cash used by financing activities                                             (1,146)                  (990)
                                                                                      ---------------        ---------------

Decrease in cash                                                                           14,520                 (3,612)
Cash, beginning of period                                                                  13,129                 11,425
                                                                                      ---------------        ---------------
Cash, end of period                                                                       $27,649              $   7,813
                                                                                      ===============        ===============

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company. Approximately 40% of the outstanding common stock of PAGI was owned by Penn Independent Corporation ("Penn Independent") at September 30, 2002. The accompanying financial statements include the accounts of PAGI and its wholly owned subsidiary, Penn-America Insurance Company ("Penn-America") and its wholly owned subsidiary, Penn-Star Insurance Company ("Penn-Star"), (collectively the "Company").

         The Company markets and underwrites general liability, commercial property and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. The Company can write business in all fifty states and the District of Columbia on both an admitted and non-admitted basis.

         The accompanying interim condensed unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these interim condensed unaudited consolidated financial statements and related notes be read in conjunction with the financial statements and related notes in the Company's Form 10-K/A for the year ended December 31, 2001. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         In conjunction with the Company's registration statement filing relating to the issuance of additional shares of common stock, the Company has resolved various accounting and disclosure comments from the Securities and Exchange Commission ("SEC"). One of the comments addressed related to the timing of the recording of other than temporary ("OTT") declines in the market value of certain equity securities. The Company agreed to amend its accounting policy and record OTT write-downs on these securities for the periods ending December 31, 2001, 2000 and 1999. This restatement affects net income for each of these periods but has no effect on aggregate stockholders' equity since the unrealized loss on these securities was already recorded in Accumulated Other Income (Loss) in the Consolidated Balance Sheets and Statements of Stockholders' Equity. This restatement resulted in an increase to accumulated other comprehensive income of $2,014,000 and decrease to retained earnings of the same amount as of December 31, 2001.

         The table below shows a comparison of previously reported and restated total revenues, net income and net income per share (basic and diluted) for the periods affected.

                                                                  For the years ended,
                         -------------------------------------------------------------------------------------------------------
(in thousands except per        December 31, 2001                   December 31, 2000                   December 31, 1999
                         --------------------------------    --------------------------------     ------------------------------
share data)               As Reported       As Restated      As Reported        As Restated       As Reported      As Restated
                         ---------------    -------------    --------------    --------------     -------------    -------------
Total revenues               $99,718           $99,095         $100,572           $99,095            $96,055          $95,104
Net income (loss)              5,351             4,940           (3,856)           (4,831)             2,038            1,410
Net income (loss) per
share
     Basic                      0.47              0.43            (0.33)            (0.42)              0.16             0.11
     Diluted                    0.47              0.43            (0.33)            (0.42)              0.16             0.11


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

         The restatement had no effect on net income for the three and nine months ended September 30, 2001. The effect of this restatement is reflected in the Consolidated Balance Sheets and Consolidated Statement of Stockholders' Equity for balances at December 31, 2001.

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $5.1 million and $2.8 million for the three months ended September 30, 2002 and 2001, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $3.2 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively.

         Premiums earned are net of amounts ceded to reinsurers of $12.3 million and $8.8 million for the nine months ended September 30, 2002 and 2001, respectively. Losses and loss adjustment expenses are net of amounts ceded to reinsurers of $6.0 million and $4.5 million for the nine months ended September 30, 2002 and 2001, respectively.

Note 3 - Comprehensive Income

           Accumulated other comprehensive income consists solely of unrealized gains or losses on investment securities net of applicable income tax expense or benefit and reclassification adjustments. Comprehensive income was $5.2 million for the three months ended September 30, 2002 compared with $3.6 million for the three months ended September 30, 2001. Comprehensive income was $10.3 million and $6.0 million for the nine months ended September 30, 2002 and 2001, respectively.

Note 4 - Income Per Share

         Income per share for the three and nine months ended September 30, 2002 and 2001 is computed by dividing net income by the basic and diluted weighted average number of common shares outstanding during the respective periods. The following table is a reconciliation of the numerators and denominators of the basic and diluted income per share computations:

                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                        Notes to Unaudited Consolidated Financial Statements
                                                             (continued)


(in thousands, except per share data)                     Three months ended September 30,          Nine months ended September 30,
                                                         ---------------------------------         ---------------------------------
                                                              2002                2001                2002                 2001
                                                         -----------          -----------          -----------          -----------
Basic per share computation:
     Net income                                          $     2,897          $     1,551          $     6,565          $     3,512
     Weighted average common shares (1)                   11,585,043           11,437,697           11,565,749           11,404,539
                                                         -----------          -----------          -----------          -----------

Basic net income per share (1)                           $      0.25          $      0.14          $      0.57          $      0.31
                                                         ===========          ===========          ===========          ===========

Diluted per share computation:
     Net income                                          $     2,897          $     1,551          $     6,565          $     3,512
     Weighted average common shares (1)                   11,585,043           11,437,697           11,565,749           11,404,539
     Additional shares outstanding after the assumed
        assumed exercise of stock options by
        applying the treasury stock method (1)               190,873               94,587              199,426               85,068
                                                         -----------          -----------          -----------          -----------
     Total shares (1)                                     11,775,916           11,532,284           11,765,175           11,489,607
                                                         ===========          ===========          ===========          ===========

Diluted net income per share (1)                         $      0.25          $      0.13          $      0.56          $      0.31
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


                                              Pre Stock Split                    Post Stock Split
                                                   Basis                               Basis
                                          ------------------------           --------------------------
Common stock issued                               10,152,234                           15,228,351
Common stock outstanding                           7,652,234                           11,478,351
Treasury stock                                     2,500,000                            3,750,000

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

         The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in Note 1 of the Company's 2001 Form 10-K/A. The Company evaluates segment results based on profit or loss from operating activities. Segment profits or losses from operations are pre-tax and do not include unallocated expenses but do include investment income attributable to insurance transactions. Segment profit or loss therefore excludes federal income taxes, unallocated expenses and investment income attributable to equity.

The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                                                    Three months ended September 30, 2002
                                                                         Commercial            Personal
                                                                                              Automobile                  Total
                                                                     -------------------------------------------------------------
Premiums earned                                                         $  30,705                 $  --                 $ 30,705

Net investment income and net realized investment loss

     loss from insurance operations                                         2,227                    --                    2,227
                                                                     -------------------------------------------------------------
Total segment revenues                                                     32,932                    --                   32,932
                                                                     -------------------------------------------------------------
Segment losses and loss adjustment expenses                                20,799                    --                   20,799
Segment expenses                                                            8,225                    --                    8,225
                                                                     -------------------------------------------------------------
Total segment expenses                                                     29,024                    --                   29,024
                                                                     -------------------------------------------------------------
Segment income                                                          $   3,908               $    --                  $ 3,908
                                                                     -------------------------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                                                     1,983

     Unallocated expenses                                                                                                 (1,664)
     Income tax expense
                                                                                                                          (1,330)
                                                                                                                    --------------
Net income                                                                                                               $ 2,897
                                                                                                                    ==============



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

 (in thousands)                                                  Three months ended September 30, 2001
                                                                              Personal
                                                          Commercial         Automobile                  Total
                                                     -------------------------------------------------------------
Premiums earned                                           $ 20,946                $  --                 $20,946
Net investment income and net realized investment
     loss from insurance operations                          1,926                   85                   2,011
                                                     -------------------------------------------------------------
Total segment revenues                                      22,872                   85                  22,957
                                                     -------------------------------------------------------------
Segment losses and loss adjustment expenses                 14,553                   --                  14,553
Segment expenses                                             5,731                    5                   5,736
                                                     -------------------------------------------------------------
Total segment expenses                                      20,284                    5                  20,289
                                                     -------------------------------------------------------------
Segment income                                             $ 2,588                $  80                 $ 2,668
                                                     -------------------------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                                      880

     Unallocated expenses                                                                                (1,430)
     Income tax expense                                                                                    (567)
                                                                                                   ---------------
Net income                                                                                              $ 1,551
                                                                                                   ===============

Total segment revenue of $32,932,000 and $22,957,000 plus unallocated net investment income from equity of $1,983,000 and $880,000 equals total Company revenues of $34,915,000 and $23,837,000 for the three months ended September 30, 2002 and 2001, respectively.


The following is a summary of the Company's segment revenues, expenses and profit:

(in thousands)                                                         Nine months ended September 30, 2002
                                                              Commercial        Personal Automobile            Total
                                                         -----------------------------------------------------------------
Premiums earned                                                  $80,922                $   --                 $ 80,922

Net investment income and net realized investment
     loss from insurance operations                                4,666                    --                    4,666
                                                         -----------------------------------------------------------------
Total segment revenues                                            85,588                    --                   85,588
                                                         -----------------------------------------------------------------
Segment losses and loss adjustment expenses                       53,449                    --                   53,449
Segment expenses                                                  22,459                    --                   22,459
                                                         -----------------------------------------------------------------
Total segment expenses                                            75,908                    --                   75,908
                                                         -----------------------------------------------------------------
Segment income                                                   $ 9,680                $   --                  $ 9,680
                                                         -----------------------------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                                            3,957
     Unallocated expenses                                                                                        (4,417)
     Income tax expense                                                                                          (2,655)
                                                                                                           ---------------
Net income                                                                                                      $ 6,565
                                                                                                           ===============

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

 (in thousands)                                                      Nine months ended September 30, 2001
                                                                                    Personal
                                                          Commercial               Automobile              Total
                                                       -----------------------------------------------------------------
Premiums earned                                               $66,172                  $  22                 $ 66,194
Net investment income and net realized investment
     loss from insurance operations                             5,360                    240                   5,600
                                                       -----------------------------------------------------------------
Total segment revenues                                         71,532                    262                  71,794
                                                       -----------------------------------------------------------------
Segment losses and loss adjustment expenses                    48,233                 (1,493)                  46,740
Segment expenses                                               18,880                     15                   18,895
                                                       -----------------------------------------------------------------
Total segment expenses                                         67,113                 (1,478)                  65,635
                                                       -----------------------------------------------------------------
Segment income                                                $ 4,419                $ 1,740                  $ 6,159
                                                       -----------------------------------------------------------------
Plus unallocated items:
     Net investment income from equity                                                                          2,724
     Unallocated expenses                                                                                      (4,151)
     Income tax expense                                                                                        (1,220)
                                                                                                        ----------------
Net income                                                                                                    $ 3,512
                                                                                                        ================


Total segment revenue of $85,588,000 and $71,794,000 plus unallocated net investment income from equity of $3,957,000 and $2,724,000 equals total Company revenues of $89,545,000 and $74,518,000 for the nine months ended September 30, 2002 and 2001, respectively.

Note 7- Capital Offerings

         On June 27, 2002, PAGI filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,000,000 shares of its common stock. Until the registration statement is effective, these securities may not be sold nor may offers to buy be accepted.

         On October 27, 2002, the Company signed a non-binding letter of intent to issue approximately $15 million of trust preferred securities by a business trust subsidiary to be established by the Company.

         The intended use of the net proceeds of these offerings are to support the Company's operations, including contributing capital to the insurance subsidiaries and capitalizing new insurance subsidiaries to support the growth in business, and for working capital and other general corporate expenses.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2002 and 2001

         Premiums earned were $30.7 million for the three months ended September 30, 2002 compared to $20.9 million for the three months ended September 30, 2001. The Company previously announced that it was exiting both commercial automobile and non-standard personal automobile lines of business. Premiums earned for these exited lines of business decreased to $13,000 for the three months ended September 30, 2002 compared to $812,000 for the three months ended September 30, 2001. The Company's core commercial lines premiums earned (excluding exited lines of business) increased $10.6 million, or 52.4%, attributable to the increase in net written premiums for the three months ended September 30, 2002 as compared to the same period of 2001.

         Gross written premiums increased 82.9% for the three months ended September 30, 2002 to $43.1 million compared to $23.6 million for the three months ended September 30, 2001. This increase was attributable to rate increases, strong growth in new business and higher average exposures per policy.

         Ceded written premiums, the portion of gross written premiums reinsured by other unaffiliated insurers, increased to $6.6 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended September 30, 2001. The increase in ceded written premiums was primarily due to growth in gross written premiums, and approximately a 50% increase in reinsurance rates on the Company's multiple-line excess of loss reinsurance treaty.

         Net written premiums which are gross written premiums less ceded written premiums, increased 73.3% for the three months ended September 30, 2002 to $36.5 million compared to $21.1 million for the three months ended September 30, 2001. The increase in net written premiums was consistent with the increase in gross written premiums, but was partially offset by higher reinsurance costs.

         Net investment income increased to $3.0 million for the three months ended September 30, 2002 compared to $2.9 million for the same period last year, primarily due to growth in average invested assets, which was partially offset by a lower average investment yield on the Company's fixed-income investments and lower interest rates on the Company's overnight cash balances.

         Net realized investment gain was $1.2 million for the three months ended September 30, 2002 compared to $40,000 from the three months ended September 30, 2001. The net realized gain for the three months ended September 30, 2002 consists of $2.3 million in net realized gain recognized on the sale of certain of the Company's fixed-income investments, partially offset by a $1.1 million other-than-temporary impairment write-down on certain of the Company's common stocks.

         Losses and loss adjustment expenses increased 42.9% to $20.8 million for the three months ended September 30, 2002 from $14.6 million for the three months ended September 30, 2001. The loss ratio for the three months ended September 30, 2002 was 67.7 compared to 69.5 for the three months ended September 30, 2001. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio was primarily attributable to rate increases implemented in 2001 and 2002 and exiting of the commercial automobile line of business, partially offset by an increase in the severity of property claims.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


         Amortization of deferred policy acquisition costs ("ADAC") increased 51.8% to $7.5 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001 primarily due to the growth in premiums earned.

         Other underwriting expenses increased 8.9% to $2.2 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001. This increase is mainly attributable to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

         The overall GAAP combined ratio, which is the sum of the loss and expense ratios, decreased to 99.4 for the three months ended September 30, 2002 from 102.8 for the three months ended September 30, 2001. This improvement was primarily due to the decrease in the loss ratio to 67.7 in 2002 compared to 69.5 in 2001. The expense ratio decreased to 31.7 for the three months ended September 30, 2002 from 33.3 for the three months ended September 30, 2001. The expense ratio is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates profitable underwriting results.

         The factors described above resulted in net income for the three months ended September 30, 2002 of $2.9 million or $0.25 per share (basic and diluted) compared to net income of $1.6 million or $0.14 per basic and $0.13 per diluted share for the three months ended September 30, 2001.


Nine Months Ended September 30, 2002 and 2001

         Premiums earned were $80.9 million for the nine months ended September 30, 2002 compared to $66.2 million for the nine months ended September 30, 2001. The Company previously announced that it was exiting both commercial automobile and non-standard personal automobile lines of business. Premiums earned for these exited lines of business decreased to $26,000 for the nine months ended September 30, 2002 compared to $4.4 million for the nine months ended September 30, 2001. The Company's core commercial lines premiums earned (excluding exited lines of business) increased $19.1 million, or 31.0%, attributable to the increase in net written premiums for the nine months ended September 30, 2002 as compared to the same period of 2001.

         Gross written premiums increased 66.8% for the nine months ended September 30, 2002 to $118.4 million compared to $71.0 million for the nine months ended September 30, 2001. This increase was attributable to rate increases, strong growth in new business and higher average exposures per policy.

         Ceded written premiums, the portion of gross written premiums reinsured by other unaffiliated insurers, increased to $16.8 million for the nine months ended September 30, 2002 compared to $8.0 million for the nine months ended September 30, 2001. The increase in ceded written premiums was primarily due to growth in gross written premiums, and approximately a 42% increase in reinsurance rates on the Company's multiple-line excess of loss reinsurance treaty.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

         Net written premiums, which are gross written premiums less ceded premiums, increased 61.3% for the nine months ended September 30, 2002 to $101.6 million compared to $63.0 million for the nine months ended September 30, 2001. The increase in net written premiums was consistent with the increase in gross written premiums, but was partially offset by higher reinsurance costs.

         Net investment income increased to $8.8 million for the nine months ended September 30, 2002 compared to $8.5 million for the same period last year, primarily due to growth in the average invested assets, which was partially offset by a lower average investment yield on the Company's fixed-income securities and lower interest rates on the Company's overnight cash balances.

         Net realized investment loss was $0.2 for the nine months ended September 30, 2002 and 2001. The net realized loss for the current period consists of a $2.1 million other-than-temporary write-down on certain of the Company's preferred and common stocks, along with a loss on the sale of certain of the Company's common stocks of $0.3 million. This loss was partially offset by $2.3 million in net realized gains on the sale of certain of the Company's fixed-income investments.

         Losses and loss adjustment expenses increased 14.4% to $53.4 million for the nine months ended September 30, 2002 from $46.7 million for the nine months ended September 30, 2001. The loss ratio for the nine months ended September 30, 2002 was 66.1 compared to 70.6 for the nine months ended September 30, 2001. This improvement is attributable to rate increases implemented in 2001 and 2002 and exiting of the commercial automobile line of business, primarily offset by an increase in the severity of property claims.

         Amortization of deferred policy acquisition costs ("ADAC") increased 18.0% to $20.3 million for the nine months ended September 30, 2002 from $17.2 million for the nine months ended September 30, 2001 primarily due to the growth in premiums earned. This increase was partially offset by a decline in the ratio of ADAC to premiums earned of 25.1 for the nine months ended September 30, 2002 compared to 26.0 for the nine months ended September 30, 2001. The improvement in this ratio was attributable to the Company writing a larger portion of its business on a non-admitted basis, which is not subject to premium tax expense and has a lower overall commission rate.

         Other underwriting expenses increased 15.0% to $6.0 million for the nine months ended September 30, 2002 from $5.2 million for the nine months ended September 30, 2001. This increase is mainly attributable to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

         The overall GAAP combined ratio for the Company decreased to 98.6 for the nine months ended September 30, 2002, from 104.5 for the nine months ended September 30, 2001, primarily due to the decrease in the loss ratio to 66.1 in 2002 compared to 70.6 in 2001. The expense ratio was 32.5 for the nine months ended September 30, 2002 and 33.9 for the nine months ended September 30, 2001.

         The factors described above resulted in net income for the nine months ended September 30, 2002 of $6.6 million or $0.57 per basic share and $0.56 per diluted share compared to net income of $3.5 million or $0.31 per share (basic and diluted) for the nine months ended September 30, 2001.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)


Critical Accounting Estimates

         The Company is directly liable for losses and loss adjustment expenses under the terms of the insurance policies it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss and the payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing its best estimate of loss and loss adjustment expense reserves as balance sheet liabilities for both reported and unreported claims.

         When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of its ultimate loss. The estimate of the amount of the ultimate loss is based upon factors such as:

|X|      the type of loss,
|X|      the jurisdiction of the occurrence,
|X|      the Company's knowledge of the circumstances surrounding the claim,
|X|      the severity of injury or damage,
|X|      the potential for ultimate exposure, and
|X|      policy provisions relating to the claim.

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

         In addition to case reserves, the Company establishes reserves on an aggregate basis to provide for incurred but not reported losses and loss adjustment expenses, commonly referred to as "IBNR". To establish reserves for IBNR, the Company must estimate the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to estimate its ultimate liability. The techniques recognize, among other factors:

|X|      the Company's and the industry's experience,
|X|      historical trends in reserving patterns and loss payments,
|X|      the impact of claim inflation,
|X|      the pending level of unpaid claims,
|X|      the cost of claim settlements,
|X|      the line of business mix, and
|X| the economic environment in which property and casualty insurance companies operate.

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

         During the first nine months of 2002, there were no material adjustments in the aggregate to prior year reserves. During the first nine months of 2002, the Company decreased its estimate for the commercial multi-peril property line of business by $2.5 million, primarily relating to claims occurring in 2001. This reduction was offset by an increase in the Company's estimate for the commercial multi-peril liability line of business due to the development of outstanding claim reserves on claims occurring primarily in 1998 and 1999.

Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. The principal source of cash to meet PAGI's short-term liquidity needs, including the payment of dividends to PAGI's stockholders and PAGI operating expenses is dividends from Penn-America Insurance Company. PAGI has no long-term debt obligations or planned capital expenditures that could impact its long term liquidity needs. Penn-America Insurance Company's principal sources of funds are underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America Insurance Company and Penn-Star Insurance Company principally to pay claims and operating expenses, to purchase investments and to make dividend payments to PAGI. PAGI's future liquidity is dependant on the ability of Penn-America Insurance Company to pay dividends to PAGI.

         PAGI's insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory policyholders' surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Penn-America Insurance Company to PAGI for 2002 is $6,473,325. Ordinary dividends paid by Penn-America Insurance Company to PAGI were $0.5 milion during the nine months ended September 30, 2002 and $1.6 million in 2001. Penn-America Insurance Company's ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and policyholders' surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to PAGI. As of September 30, 2002, Penn-America Insurance Company's unassigned surplus was $21.2 million and policyholders' surplus was $69.2 million, both up $4.5 million from December 31, 2001.

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

           Net cash provided by operating activities was $36.0 million for the nine months ended September 30, 2002 compared to $2.8 million for the nine months ended September 30, 2001. This improvement is mostly attributable to the increase in net written premiums combined with a decrease in paid losses.

         Net cash used by investing activities was $20.3 million for the nine months ended September 30, 2002, compared to $5.4 million for the nine months ended September 30, 2001. This increase is mostly attributable to the improved operating cash flows that were primarily used to purchase fixed maturities available for sale.

         Net cash used by financing activities was $1.1 million for the nine months ended September 30, 2002, compared to $1.0 million for the nine months ended September 30, 2001.

         On June 27, 2002, PAGI filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,000,000 shares of its common stock. Until the registration statement is effective, these securities may not be sold nor may offers to buy be accepted. On October 27, 2002, the Company signed a non-binding letter of intent to issue approximately $15 million of trust preferred securities by a business trust subsidiary to be established by the Company. The intended use of the net proceeds of these offerings are to support the Company's operations, including contributing capital to the insurance subsidiaries and capitalizing new insurance subsidiaries to support the growth in business, and for working capital and other general corporate purposes.

Investment Portfolio

         The Company seeks to maintain sufficient liquidity from operations, investing and financing activities to meet its anticipated insurance obligations and operating and capital expenditure needs. The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. At September 30, 2002, the Company held a total of $229.1 million in cash and investments. Of this amount, cash represented $27.6 million, equity securities represented $23.4 million, and fixed-income securities represented $178.1 million.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


         The Company's cash and investments portfolio mix as of September 30, 2002 was as follows:

  Fixed-income:
         U.S. Treasury securities and obligations of U.S. government agencies                         8%
         Corporate securities                                                                        27%
         Mortgage-backed securities                                                                   6%
         Other structured securities                                                                 21%
         Municipal securities                                                                        16%
                                                                                                  --------
  Total fixed income                                                                                 78%
  Cash                                                                                               12%
  Preferred stock                                                                                     7%
  Common stock                                                                                        3%
                                                                                                  --------
                                                                                                    100%
                                                                                                  ========

         The Company's fixed-income portfolio of $178.1 million was 78% of the total cash and investments as of September 30, 2002. Approximately 90% of these securities were rated "A" or better by Standard & Poor's. Standard & Poor's rates publicly traded securities in twenty categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. Equity securities, which consist of preferred stocks and common stocks (comprised exclusively of exchange traded funds), were $23.4 million or 10% of total cash and investments as of September 30, 2002.

         As of September 30, 2002, our investment portfolio contained corporate fixed-income and preferred stock securities with a market value of $79.6 million. A summary of these securities by industry segment is as follows:

      Financial institutions                                                                           39%
      Communications                                                                                   15%
      Utilities                                                                                        15%
      Consumer, non-cyclical                                                                            8%
      Industrial                                                                                        6%
      Basic materials                                                                                   6%
      Consumer, cyclical                                                                                5%
      Technology                                                                                        3%
      Energy                                                                                            3%
                                                                                                  ---------
                                                                                                      100%
                                                                                                  =========

         As of September 30, 2002, the investment portfolio contained $61.2 million of mortgage-backed, asset-backed and collateralized mortgage obligations. All of these securities were rated "A" or better and 78% were rated "AAA" by Standard & Poor's. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no derivative financial instruments, real estate or mortgages in the investment portfolio as of September 30, 2002.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


         The quality of the fixed-income portfolio as of September 30, 2002 was as follows:


                      "AAA"                             49%
                      "AA"                              22%
                      "A"                               19%
                      "BBB"                              8%
                      Below "BBB"                        2%
                                                    --------
                                                       100%
                                                    ========

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

         The following table contains an analysis of the Company's securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of September 30, 2002:

                                    Investment Securities with Gross Unrealized Losses, Categorized by Period of Continuous
                                                                    Unrealized Loss Position
                               ---------------------------------------------------------------------------------------------------
                                                                                                          Over
                                                                                                           Six
                                Number                                       Gross          Six          Months          Over
                                  of            Fair           Book        Unrealized      Months        to One           One
(in thousands)                 Securities       Value          Value         Losses       or Less         Year           Year
                               ----------     ----------     ----------    -----------    ---------    ------------   ------------
Fixed income securities              6           $6,078        $6,462        $384             $  8         $51           $ 325
Preferred stock                      2            1,276         1,289          13               13           -              -
Common stock                         1              550           602          52               52           -              -
                                                                           -----------    ---------    ------------   ------------
                                                                             $449             $73          $51            $325
                                                                           ===========    =========    ============   ============

         As of September 30, 2002, the Company's fixed-income investment portfolio had six securities with $384,000 of gross unrealized losses. No single issuer had an unrealized loss position of greater than $150,000. The over one year gross unrealized losses of $325,000 represents two public utility securities and one other structured security. The two public utility securities had a combined unrealized loss of $225,000. These securities have maturity dates in 2004, were upgraded to B- and BB by Standard and Poor's in February 2002 and the unrealized loss position was 8.9% of original cost. The other structured security has a maturity date in 2003, a Standard & Poor's rating of AA and the unrealized loss position was 10% of book value. The over six months to one year gross unrealized loss for fixed-income securities of $51,000 consists primarily of one corporate security with a Standard & Poor's rating of BBB and an unrealized loss position of 3.2% of original cost.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)


         As of September 30, 2002, the Company's preferred stock portfolio has two securities with a gross unrealized loss of $13,000. Both securities are investment grade with Standard and Poor's ratings of BBB- and A+.

         As of September 30, 2002, the Company's common stock portfolio contains one security, an exchange-traded fund, with a gross unrealized loss of $52,000. The unrealized loss position on this security is 8.7 % of its book value and has been in a continuous unrealized loss position for less than three months at September 30, 2002.

Three-for-Two Stock Split

         On April 11, 2002, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable to stockholders of record as of April 25, 2002. The distribution date was May 9, 2002.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Quantitative and Qualitative Disclosures About Market Risk



Market Risk

         Market risk is the potential economic loss principally arising from adverse changes in the market value of financial instruments. The major components of market risk affecting the Company are interest rate risk and equity price risk.

Interest Rate Risk

         The Company had fixed-income and preferred stock investments with a market value of $195.0 million at September 30, 2002 that are subject to interest rate risk. The Company manages its exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the Company's liability and capital position.

Equity Price Risk

         Equity rice risk is the Company's underlying exposure to an economic loss from the decline of common stock prices. The Company's common equity portfolio was $6.6 million at September 30, 2002.

         The Company attempts to mitigate equity price risk to its common stock portfolio by investing exclusively in exchange-traded funds or ETFs. ETFs are securities that represent an interest in a trust that owns and holds a basket of common stocks that replicate a major market index (such as the S&P 500 or the Dow Jones Industrial Average) or a portion of a major market index (such as the Value Component of the S&P). Since these securities represent an interest in the equity capital markets as a whole, or a sub-sector thereof, they are a diversified, index-based exposure to common stocks. As such, the value of these ETFs will be determined by the performance of the equity capital markets in general or of a particular sub-sector and reduces equity price risk to a single issuer of stock.

         The Company's market risk at September 30, 2002 has not materially changed from that identified at December 31, 2001.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                             Controls and Procedures


         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities and Use of Proceeds - None

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders - None

Item 5.       Other Information

              On June 27, 2002, PAGI filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 4,000,000 shares of its common stock. Until the registration statement is effective, these securities may not be sold nor may offers to buy be accepted. On October 27, 2002, the Company signed a non-binding letter of intent to issue approximately $15 million of trust preferred securities by a business trust subsidiary to be established by the Company.
              The intended use of the net proceeds of these offerings are to support the Company's operations, including contributing capital to the insurance subsidiaries and capitalizing new insurance subsidiaries to support the growth in business, and for working capital and other general corporate purposes.

Item 6.       Exhibits and Reports on Form 8-K

              On August 13, 2002, the Company filed a current report on Form 8-K announcing the availability of the second quarter statements of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's website, in hard copy from the Company, or from the Pennsylvania Insurance Department.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Penn-America Group, Inc.




Date:  November 13, 2002                    By:     /s/ Jon S. Saltzman
                                                    Jon S. Saltzman
                                                    President and
                                                    Chief Executive Officer



                                            By:     /s/ Joseph F. Morris
                                                    Joseph F. Morris
                                                    Senior Vice President,
                                                    Chief Financial Officer
                                                    Chief Financial Officer
                                                    and Treasurer

         CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Jon S. Saltzman, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Penn-America
          Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ Jon S. Saltzman
                                          Jon S. Saltzman
                                          President and Chief Executive Officer

         CERTIFICATION OF CHIEF FINANCIAL OFFICER AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph F. Morris, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Penn-America
          Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002          /s/ Joseph F. Morris
                                 Joseph F. Morris
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Penn-America Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jon
S. Saltzman , Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jon S. Saltzman
Jon S. Saltzman
President and Chief Executive Officer

November 13, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Penn-America Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph F. Morris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Joseph F. Morris
Joseph F. Morris
Senior Vice President, Chief Financial Officer
and Treasurer

November 13, 2002