Form 10-K
period 2002-12-31
PENN AMERICA GROUP INC
filed 2003-03-31
CIK 910110

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

         For the fiscal year ended _____December 31, 2002_______________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to __________

                      Commission file Number ___022316_____

____________PENN-AMERICA GROUP, INC.____________________________________________
         (Exact Name of Registrant as Specified in Its Charter)

____________Pennsylvania_________________________________23-2731409___________
         (State or Other Jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)              Identification No.)

____________420 S. York Road, Hatboro, PA______________________19040____________
         (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code ______(215) 443-3600_________

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class         Name of Each Exchange on Which Registered
       -------------------         -----------------------------------------

____Common  stock,  par value,  per  share_____________  New York Stock Exchange
_______________________  Securities  registered pursuant to Section 12(g) of the
Act:

____None_______________________________________________________________________
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Act).
Yes __ _     No X

As of March 21, 2003, the aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant was approximately $100,192,443. As of March 21, 2003, there were 14,610,577 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's annual report to stockholders for the fiscal year-ended December 31, 2002 are incorporated by reference in Parts I, II and IV of this report.

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 2002 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                            PENN-AMERICA GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2002

                                                                       Page
                                                                       ----
                                     PART I
                                     ------
ITEM        1.BUSINESS................................................  3

ITEM        2.PROPERTIES.............................................. 21

ITEM        3.LEGAL  PROCEEDINGS...................................... 21

ITEM        4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..... 21


                                     PART II
                                     -------

ITEM        5.      MARKET FOR REGISTRANT'S COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS................... 22

ITEM        6.      SELECTED FINANCIAL DATA........................... 22

ITEM        7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OFOPERATIONS...... 22

ITEM        7A.      QUATITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK...................................... 22

ITEM        8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....... 22

ITEM        9.      CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE........................................ 22

                                    PART III
                                    --------

ITEM       10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT.......................................  23

ITEM       11.      EXECUTIVE COMPENSATION...........................  23

ITEM       12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT............................  23

ITEM       13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...  23

ITEM       14.       CONTROLS AND PROCEDURES.........................  23

                                     PART IV
                                     -------

ITEM       15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM  8-K.............................  24

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

Penn-America's insureds consist primarily of small businesses including restaurants, apartments, retail stores and non-residential service contractors. In addition, the Company has developed customized products and coverages for other small commercial insureds such as day-care facilities, fitness centers and special events. The Company selects only insurance lines of business and industry segments for which it reasonably can evaluate the probability of future loss exposure. Therefore, the Company avoids high-hazard risks and high-hazard lines of business such as medical malpractice and environmental liability. The small businesses that the Company targets and their retail brokers have limited access to larger standard lines insurers. The industry calls this underserved market the "excess and surplus lines marketplace".

The excess and surplus lines marketplace is a secondary or residual market for businesses that are unable to obtain coverage from standard lines carriers for a variety of reasons, which include:

o the "non-standard" nature of the insureds is not within the risk-taking appetite of standard lines carriers;
o the relatively small account size generates insufficient premiums for the standard lines carriers to cover their overhead expenses;
o the location of the businesses in small towns or rural areas is too remote to be reached economically by the retail agent system of standard lines carriers; and
o the retail agents produce insufficient premiums to warrant a direct appointment from a standard lines carrier.

The Company believes these challenges in its marketplace are balanced by the benefits of operating in the excess and surplus lines marketplace which include:

o higher prices than the standard lines segment;

o more flexibility in offering coverage forms, particularly in designing exclusions for specific loss exposures; and

o lower premium taxes and guaranty fund assessments.

The Company writes business on both an admitted and non-admitted basis in thirty-seven states, on only an admitted basis in one state and on only a non-admitted basis in twelve states and the District of Columbia. The Company c hooses in each state whether to write business on an admitted or non-admitted basis based upon the Company's analysis of competition in each state. Writing business on an admitted basis is highly regulated. The regulations, which vary by state, generally govern licensing, underwriting rules, rates and policy forms, and require insurance companies to pay premium taxes and guaranty fund assessments. Writing business on a non-admitted basis is significantly less regulated and provides much more freedom in setting rules, rates and policy forms and removes insurance companies from premium taxes and guaranty fund assessment liabilities. Coverage written on a non-admitted basis is less comprehensive than coverage issued on an admitted basis. If the Company chooses non-admitted status, the Company could be at a competitive disadvantage to carriers writing on an admitted basis if those competitors choose to offer coverages which are more comprehensive and attractive to an insured.

The Company maintains an internet website at http://www.penn-america.com. The Company makes available free of charge on its website its annual report on form 10-K, its quarterly reports on 10-Q, current reports on

Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Penn-America Insurance Company was formed in 1975 by Irvin Saltzman, Chairman of the Board of Directors, who began working in the insurance industry in 1947 when he founded a general agency. The Company completed an initial public offering ("IPO") on October 28, 1993, at a price of $4.00 per share, which was followed by additional offerings in July of 1997 and December of 2002, where 4,537,500 and 2,990,000 shares were sold by the Company for net proceeds of approximately $9.67 and $7.99 per share, respectively. Currently, the Saltzman family, substantially through their ownership of Penn Independent Corporation ("Penn-Independent"), owns approximately 32% of the Company's Common Stock. Jon
S. Saltzman, Irvin Saltzman's son, is a Director, President and Chief Executive Officer of the Company and has been employed by the Company since 1986. Prior to 1986, Jon Saltzman was employed by Penn Independent from 1976 to 1986.

Strategy

The Company's primary strategy is to produce a superior return to stockholders by being the first-choice insurance carrier for a select group of general agents who serve the specialized needs of the small business marketplace. The Company accomplishes this primary strategy by focusing on the following:

     o Serving small businesses in small cities and towns. This market is traditionally underserved by standard lines carriers who avoid writing this business for a variety of reasons. As a result, the Company generally commands higher premiums and generally has more coverage form flexibility than standard lines carriers.

     o Using small and selective general agency distribution network. The Company's distribution strategy is to maintain strong relationships with a select group of wholesale general agents. The Company currently has 57 general agents, who in turn, produce business through more than 25,000 retail insurance brokers. This distribution network allows the Company to maintain low overhead costs while reaching insureds nationwide. The Company has approximately one-half the number of general agents as its nearest competitor, which allows it to create "franchise value" with each general agent by providing relative market exclusivity and a high level of service and support. In return, the Company expects to become each general agents first-choice insurance carrier for the types of business it writes.

     o    Maintaining  a  disciplined   underwriting  process.  The  Company  is
          selective in establishing relationships with general agents and engages in a comprehensive review process before appointing a general agent. The Company extends only limited underwriting authority to each general agent. The Company monitors and controls the underwriting process of the general agents and audits each general agent both remotely and on-site on a regular basis.

     o Providing innovative technology to our general agents. The Company's technology helps it to build strong relationships with its general agents and improve the quality of its underwriting results. The Company enhances its franchise value by acting as a consultant to its general agents' information technology function. The Company uses automation to improve operating efficiency, providing automated forms and manuals and policy submission and insurance issuance systems. This technology expedites access to information and allows the Company's general agents to react quickly in addressing underwriting issues and concerns.

     o Maintaining an experienced, responsive management team. The Company's management team is experienced in the insurance industry and the excess and surplus lines marketplace and has long-standing relationships in the industry. The Company maintains a flat organization structure which allows it to be highly responsive and flexible in interactions with general agents. By operating in a small town, the Company can directly relate to the business needs and challenges of its general agents and insureds.

     o Creating shareholder value through strong financial results. The underpinnings of the Company's strong financial results include:

     o a conservative investment strategy, focused largely on investment grade fixed income securities;

     o    a  conservative  loss  reserving   philosophy  designed  to  establish
          adequate reserves as soon as a loss is known;

     o    a reinsurance program with financially sound and reputable reinsurers;
          and

     o a discipline of underwriting only risks on which the Company can reasonably expect to generate an underwriting profit.

       By focusing on these principles, the Company believes it can deliver strong financial results and build shareholder value.

Marketing and Distribution

Penn-America markets its products through fifty-seven general agents, who in turn produce business through more than 25,000 retail insurance brokers located throughout the United States. Penn-America believes that its distribution network enables it to effectively access these numerous small markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of its general agents. These general agents and their retail insurance brokers have local market knowledge and expertise that enable the Company to access these markets more effectively.

Penn-America's distribution strategy is to maintain strong relationships with a select group of high-quality general agents. The Company believes that its network of general agents is smaller than its competitors because of a detailed selection process. The Company carefully selects a limited number of general agents based on their experience and reputation and strives to preserve each agent's franchise value within its marketing territory. The Company seeks to increase its written premiums with these general agents and to develop strong, long-standing relationships by providing a high level of service and support. For example, the Company tries to respond to its general agents' request for quotes within 24 hours. The Company also supplies Internet and Web site technology support at no cost to the general agents. The Company believes these activities create goodwill with the general agents and strengthen its relationship with them. The Company's strategy has resulted in strong and consistent growth. From 1992 to 2002, the Company's commercial gross written premiums grew from $22.6 million to $157.4 million (a 21% annual compounded growth rate), with only a modest increase in the number of general agents from thirty-eight (38) to fifty-seven (57).

The following table sets forth the geographic distribution of the Company's gross written premiums for the periods indicated:

                                                                        Years ended December 31,


                                 -------------------------------------------------------------------------------------------
                                              2002                               2001                         2000
                                 -------------------------------    ------------------------    ----------------------------
(Dollars in Thousands)                 Amount          Percent     Amount       Percent              Amount       Percent
                                       -------         -------     -------      -------             -------       -------
Pacific                                $23,050         14.6%       $15,613       15.9%               $19,961        18.2%
Midwest                                 29,727         18.9         17,338       17.6                 21,768        19.8
South                                   21,245         13.5         17,021       17.3                 16,539        15.1
Southwest                               17,579         11.2         12,306       12.5                 15,532        14.1
Mid-Atlantic                            34,819         22.1         17,633       17.9                 17,253        15.7
Mountain/Northwest                       9,739          6.2          8,088        8.2                 10,457         9.5
New England                             21,274         13.5         10,413       10.6                  8,281         7.6
                                       -------      ----------      -------      ---------            -------     --------
                                    $  157,433        100.0%     $  98,412       100.0%            $  109,791      100.0%
                                       =======      ==========      =======      =========            =======     ========


Underwriting

Core Commercial Business

The Company underwrites its core commercial business, which excludes the Company's exited commercial automobile business (see "Exited Lines", below) on Binding authority, Submit and Specialty lines bases:

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

Binding authority business accounted for approximately 90% of the Company's core commercial gross written premiums in 2002. Of this amount, approximately 85% is bound by general agents in accordance with the Company's underwriting manual, with the remaining 15% subject to the Company's approval. The Company provides its general agents with a comprehensive, regularly updated underwriting manual, which also is available online through a private intranet site called PennLINK. This manual clearly outlines the Company's risk eligibility, pricing, underwriting guidelines and policy issuance instructions. Penn-America closely monitors the underwriting quality of its business through on-line system edits and in-force account reviews. The Company also periodically audits each agent's office to determine if the Company's underwriting guidelines are followed in all aspects of risk selection, underwriting compliance, policy issuance and pricing. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. Payments of these contingent profit commissions have been through the issuance of shares of PAGI common stock and cash. Since 1996, the Company has awarded agents approximately 360,000 shares of PAGI common stock through its contingent profit commission structure.

The Company began writing business on a Submit basis in 1999 in response to general agents who had risks similar to the Company's risk profile but were outside of their underwriting authority. This provides a market to the Company's general agents for approximately 75 classes of business. One hundred percent of the business is quoted and bound by Penn-America underwriters; general agents have no binding authority for Submit business. This business accounted for approximately 5% of core commercial gross written premiums in 2002.

Specialty lines business, which accounted for approximately 5% of the Company's core commercial gross written premiums in 2002, represents specialized underwriting and marketing programs for individual general agents based upon specific territorial needs and opportunities. The individual general agent typically is given exclusive marketing authority for the program subject to territorial limitations. The Company continuously is developing specialized programs for certain industry segments to meet the needs of these insureds. For example, Penn-America has developed programs for cargo and Alaska dwellings.

Exited Lines

The Company exited non-standard personal automobile business in 1999. As a result, there were no gross written premiums in 2002 for that line of business, compared to $2,000 in 2001 and $2.8 million in 2000.

The Company offered commercial automobile coverage from 1998 through the first quarter of 2001. In late 2000, the Company announced that it was exiting this line of business due to unsatisfactory underwriting results. Gross written premiums for commercial automobile business decreased to $33,000 in 2002 from $1.1 million in 2001 and $11.5 million in 2000.

Lines of Business

The following table sets forth an analysis of gross written premiums by specific product lines during the periods indicated:

                                                                      Years ended December 31,
                                    -------------------------------------------------------------------------------------
                                             2002                          2001                          2000
                                    ------------------------    ---------------------------    --------------------------
(Dollars in Thousands)                Amount      Percent          Amount       Percent         Amount         Percent

Core commercial lines
                                                $                              $
Special property                      16,013       10.2%          10,118       10.3%          $ 5,930           5.4%
CMP - property                        62,093       39.4           36,381       37.0            32,677          29.8
CMP - liability                       39,503       25.1           27,348       27.8            27,660          25.2
Other & product liability             39,791       25.3           23,483       23.8            29,268          26.6
                                     -------      ----------      -------      ----------      -------     ----------
Total core commercial                  100.0       98.9             87.0       157,400         97,330         95,535
 Exited lines

 Commercial auto liability                26            --           874           0.9          8,779            8.0

 Commercial auto physical damage               7            --       206           0.2          2,690            2.5

 Personal lines                             --              --         2                --      2,787            2.5
                                      ----------      ----------      ------      ----------    ------    ----------
             Total exited lines          1.1            13.0          33            --          1,082         14,256
                                      ----------      ----------      ------      ----------    ------     ----------
 Total gross written premiums      $   100.0%      $   100.0%      $ 100.0%         157,433    98,412        109,791
                                      ==========      ==========     ======      ==========     ======     ==========



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

     o The Company writes Commercial Multi-Peril policies that provide the same commercial property and general liability coverages bundled together as a "package" for its insureds. The limits on these policies are the same as if written separately.

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

Financial Information about Business Segments

The Company had two reportable segments: personal lines and commercial lines. The Company exited the non-standard personal automobile business in 1999 and announced that it would run-off its remaining portfolio of such business. Beginning in 2003, the Company will no longer report on this segment separately since the amounts relating to the non-standard personal automobile business have become immaterial. These segments were managed separately because they have different customers, pricing and expense structures. The Company does not allocate assets between segments because assets are reviewed in total by management for decision-making. The accounting policies of the segments are the same as those more fully described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements, included herein by reference. The Company evaluates segment profit based on profit or loss from operating activities. Segment profit or loss from operations is pre-tax and does not include unallocated expenses but does include investment income attributable to insurance transactions. Segment profit or loss therefore excludes income taxes, unallocated expenses and investment income attributable to equity. The aforementioned segment information is presented in Note 10 to the Consolidated Financial Statements incorporated herein by reference.

Pricing

In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on benchmarks and forms promulgated by the Insurance Services Office ("ISO"). ISO makes available to its members advisory rating, statistical and actuarial services, policy language and other related services. ISO currently provides such services to more than 1,500 property and casualty insurance companies in the United States. One of the services that ISO provides is an actuarial-based estimate of the expected loss cost for risks in each of approximately 1,000 risk classifications. These benchmark loss costs reflect an analysis of the loss and allocated loss adjustment expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class. Also, the historical results for a particular class may not be sufficient to provide actuarially meaningful results.

The Company primarily uses ISO loss cost rates as the foundation for establishing its pricing benchmarks for all lines of business in all 50 states. The Company then develops "loss cost multipliers," or LCMs, which are designed to support its operating expenses, acquisition expenses and targeted return on equity. The multiplication of LCMs by ISO loss cost rates produces the Company's final benchmark rates. As a general rule, the Company's final benchmark rates are set at 110% to 150% of the prescribed ISO benchmark rates because of the Company's strategy of providing insurance to underserved markets. The Company's final benchmark rates are regionalized to incorporate variables such as historical loss experience, the types and lines of business written and state regulatory considerations. For business that the Company writes on an admitted basis, it must obtain advance regulatory approval of rates in a number of states. The Company provides its general agents with pricing flexibility on a per-policy basis, with the objective that in the aggregate, the weighted average premium of all new and renewal commercial policies written by a general agent must equal the Company's final benchmark rates.

Claims Management and Administration

The Company's approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof and to provide a high level of service and support to general agents, retail insurance brokers and insureds throughout the claims process. The Company's general agents have no authority to settle claims or otherwise exercise control over the claims process. The Company's claims management staff supervises and processes all claims. The Company has a formal claims review process, and all claims greater than $25,000 are reviewed by senior claims management.

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

When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure and policy provisions relating to the claim. Loss adjustment expenses are determined as a percentage of expected indemnity losses based on historical patterns adjusted to reflect current experience.

In addition to case reserves, management establishes reserves on an aggregate basis to provide for incurred but not reported losses and loss adjustment expenses, commonly referred to as "IBNR." To establish reserves for IBNR the Company must estimate the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to determine its estimate of ultimate liability. The techniques recognize, among other factors, the Company's and the industry's experience, historical trends in reserving patterns and loss payments, the impact of claim inflation, the pending level of unpaid claims, the cost of claim settlements, the line of business mix and the economic environment in which property and casualty insurance companies operate.

The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. In general, initial reserves are based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. The Company does not discount its loss reserves.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                          Year ended December 31,
                                               -----------------------------------------------
                                                       2002         2001             2000
                                               --------------    ------------    -------------
                                                               (in thousands)

Balance, beginning of year                      $ 119,598        $   115,314        $ 93,719
Less reinsurance recoverable                       25,552            24,093           18,086
                                               --------------    ------------    -------------
Net balance, beginning of year                     94,046            91,221           75,633
Incurred related to:
     Current year                                  72,702            60,885           66,214
     Prior years                                    2,406                36            9,164
                                               --------------    ------------    -------------
Total incurred                                     75,108            60,921           75,378

Paid related to:
     Current year                                  22,906            19,913           26,273
     Prior years                                   36,050            38,183           33,517
                                               --------------    ------------    -------------
Total paid                                         58,956            58,096           59,790

Net balance, end of year                          110,198            94,046           91,221
Plus reinsurance recoverable                       27,549            25,552           24,093
                                               --------------    ------------    -------------
Balance, end of year                            $ 137,747         $ 119,598        $ 115,314
                                               ==============    ============    =============


In 2002, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $2,406,000. The increase is attributable to an increase in estimates for loss and loss adjustment expense reserves by $5,100,000 for commercial liability lines of business, partially offset by reductions in estimates by $2,700,000 for the commercial property lines of business.

The Company's change in estimates in 2002 for the commercial property lines resulted from lower than expected costs per claim than for the 2001 accident year. As of December 31, 2001, the Company anticipated an increase in the average cost per claim of approximately 11% to $9,200 for the 2001 accident year as compared to $8,300 for the 2000 accident year. During 2002, the 2001 accident year developed more favorably than originally anticipated, as the average settlement per claim declined to approximately $8,000. Consequently, the Company reduced its estimates by $2,700,000 in 2002.

The Company's change in estimates in 2002 for the commercial liability lines resulted primarily from an increase of $2,300,000 due to a lengthening of the selected development patterns on all accident years as the number of claims closed in 2000 varied from the Company's historical experience. The remainder of the change is primarily due to increases in estimates for claims expenses, as paid development patterns during 2002 were in excess of expectations at December 31, 2001.

In 2001, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $36,000. This increase related entirely to the commercial automobile line of business. Additionally, the Company increased its estimate for loss and loss adjustment expense reserves by $1,800,000 for commercial multi-peril liability and reduced its estimates by $1,400,000 for non-standard personal automobile and $400,000 in commercial multi-peril property.

The Company increased its estimate in 2001 for the commercial multi-peril liability line of business by $1,800,000 due to the development of outstanding claim reserves on claims occurring primarily in 1998 and 1999. In 2001, incurred losses on the 1998 and 1999 accident year increased approximately $1,300,000 more than anticipated based on historical development patterns. The increase is primarily attributed to higher than expected average settlement costs per claim for the 1998 and 1999 accident years. This increase was offset almost entirely by a reduction in the Company's estimate for the non-standard personal automobile line of business due to favorable settlements on closed claims. The decrease is attributed primarily to lower than expected average settlement costs per claim for the 1998 and 1999 accident years.

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

The Company began writing commercial automobile coverage for vehicles and light trucks in 1998. The initial estimates for 1998 and 1999 were based on a relatively low level of claims reported to the Company. As of December 31, 1999, the Company's expectations of claim reporting patterns were based on industry experience, since limited Company experience was available. In 2000, the Company received more claims than initially expected for accident years 1998 and 1999. Consequently, the Company increased its estimate by $1,400,000 in 2000. In the fourth quarter of 2000, the Company exited the commercial automobile line of business due to unsatisfactory underwriting results.

The change in estimates in 2000 for the commercial multi-peril line of business resulted principally from an unexpected increase in reported liquor liability claims on policies written in 1998 and 1999. In 2000, the Company increased its estimate by $3,900,000. In 2000, the Company revised its underwriting guidelines to reduce significantly its exposure to liquor liability for bars and taverns in certain states. Ultimately, this revision limited liquor liability coverage only to certain states and certain insureds.

The change in estimates in 2000 for the other liability line resulted principally from construction defect claims, which were new types of claims that were not anticipated when the Company wrote these policies between 1991 and 1996. In 2000, the Company received an increased number of construction defect claims predominantly related to insureds who operated as sub-contractors in the state of California. Prior to 2000, most construction defect litigation was targeted at general contractors and housing developers. However, as their policy limits became eroded to the vast number of litigants, plaintiff attorneys sought additional recoveries from sub-contractors. Consequently, with the increased number of claims reported combined with expected cost to defend these construction defect claims, the Company increased its estimate by $3,400,000.

While the Company has increased loss and loss adjustment expense reserves for prior year insured events in each of the last three years, the Company believes that its loss and loss adjustment expense reserves at December 31, 2002 represent its best estimate of amounts required to settle its related liabilities for two primary reasons. First, a significant portion of the prior year reserve increases related to business the Company no longer writes including non-standard personal and commercial automobile lines of business, residential contractors and sub-contractors and restaurants, bars and taverns with significant exposure to liquor liability losses. Second, in 2000, the Company implemented improvements in the loss reserving process, including the development of monthly and quarterly loss and loss adjustment expense reserve analyses and the creation of a Reserve Committee that meets quarterly.


In the first quarter of 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured is a manufacturer of safety equipment, including industrial masks, and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. This is the only insured with which the Company has open claims relating to this type of injury. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability and a $5,000 insured deductible per claim. At this time, it is not possible to evaluate the probability of a favorable or unfavorable outcome on these claims. The Company believes that the amount of any losses or loss adjustment expenses, if any, will not have a material effect on the Company's financial position or results of operations.


Incurred losses and loss adjustment expenses include estimates recorded as loss and loss adjustment expense reserves on the balance sheet for the ultimate payment on both reported and unreported claims. The Company changes its estimates for loss and loss adjustment expenses reserves as new events occur, as more loss experience is acquired or as additional information is received. Estimates for loss and loss adjustment expense reserves result from a continuous review process and the change in these estimates, as required by SFAS No. 60, Accounting and Reporting by Insurance Enterprises, is recorded in the period that the change in these estimates is made.

The following table presents accident year loss and loss adjustment expense ratios (the sum of losses and loss adjustment expenses divided by premiums earned) for the ten most recent accident years (the year in which the loss occurred), as recorded as of December 31 for 1993 through 2002, after giving effect to the increase in loss and loss adjustment expenses relating to changes in estimates of insured events of prior years. These "accident year" loss ratios differ from the loss ratios included in the Company's financial statements in that the latter loss ratios are based upon the year in which we recognize the loss for accounting purposes, regardless of when the loss actually occurred or was reported to the Company.



                                                             As of December 31,
                      ---------------------------------------------------------------------------------------
Accident Year            1993    1994     1995     1996     1997    1998     1999     2000     2001     2002
--------------------- -------- ------- -------- -------- -------- ------- -------- -------- -------- --------

1993                     69.5    68.0     66.1     67.3     69.7    68.9     70.9     70.2     71.3     72.2
1994                             69.5     66.2     65.3     66.3    66.0     69.1     72.0     71.8     72.6
1995                                      65.6     63.0     61.9    62.3     63.9     65.4     65.1     66.0
1996                                               63.8     62.1    64.7     68.1     68.3     69.4     69.4
1997                                                        62.6    60.6     62.4     62.0     62.1     64.2
1998                                                                62.2     63.6     65.8     65.0     65.7
1999                                                                         63.8     68.2     70.0     72.3
2000                                                                                  72.4     70.2     70.5
2001                                                                                           68.5     63.8
2002                                                                                                    63.2


The following table presents the development of unpaid loss and loss adjustment expenses during the ten years ended December 31, 2002. The top of the table reflects the ten-year development of the Company's reserves, net of reinsurance. The bottom of the table reconciles 1992 through 2002 ending reserves to the gross reserves in the Company's consolidated financial statements. The top line of the table shows the estimated reserve for unpaid loss and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid loss and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes available about the frequency and severity of claims.

The net cumulative deficiency presented in the following table represents the difference between the unpaid loss and loss adjustment expense reserves recorded as of December 31 of the respective calendar year and the re-estimation of these reserves as of December 31, 2002. While each year of the table reflects a net cumulative deficiency, approximately 75% to 100% of each years net cumulative deficiency was recognized by the Company in three distinct calendar year periods: 1999, 2000 and 2002. Please refer to "Insurance Loss Reserves" on page 9 for details regarding the prior year reserve adjustments made in calendar periods 2000 and 2002. In 1999, the Company increased incurred loss and loss adjustment expenses attributable to insured events of prior years by $8,419,000. The increase is primarily attributable to changes in estimates for loss and loss adjustment expenses for the non-standard personal automobile line of business. During 1999, the Company received a significant number of claims relating to accidents incurred prior to 1999, resulting in an increase in loss estimates. In 1999, the Company exited the non-standard personal automobile line of business.



                               1992    1993    1994     1995       1996      1997       1998       1999       2000     2001     2002

                            ------- --------------------------- --------- ---------- ---------- ---------- -------- ----------------
Reserves for unpaid losses  $26,110   $26,830  $35,307  $46,512   $55,656    $68,863    $72,436  $75,632  $91,221  $94,046  $110,198
and loss adjustment

     Expenses, as stated (In
thousands)

a. Net cumulative paid as of
     1 year later            $7,381    $6,852  $12,384  $17,210   $23,654    $30,236    $36,449  $34,626  $38,183   36,052
    2 years later            11,127    13,127   20,617   29,612    38,819     51,141     55,718   57,415   62,973
    3 years later            15,546    18,656   27,266   38,091    50,982     63,470     70,370   73,843
    4 years later            19,253    22,254   32,119   44,016    57,613     72,651     80,979
    5 years later            21,503    24,303   34,883   48,236    62,724     79,028
    6 years later            22,796    25,642   37,687   51,485    66,588
    7 years later            23,714    27,121   39,863   54,109
    8 years later            24,959    28,449   41,689
    9 years later            25,979    29,572
    10 years later           26,757

b. Reserves re-estimated
    as of end of year
    1 year later            $24,478   $23,897  $33,601  $45,708   $55,997    $68,946    $80,855  $84,784  $91,257  $96,453
    2 years later            21,945    23,489   34,281   47,225    57,913     76,217     86,351   86,863
    3 years later            22,032    24,558   36,453   47,378    63,575     79,881     86,899   93,158
    4 years later            22,767    26,335   36,359   50,704    67,310     81,226     91,156
    5 years later            23,935    26,380   38,768   54,245    68,567     84,822
    6 years later            24,143    27,532   41,425   54,739    70,251
    7 years later            24,776    29,050   42,095   56,462
    8 years later            26,485    29,804   43,321
    9 years later            26,949    30,704
    10 years later           27,632

Net cumulative redundancy    (1,522)   (3,874)  (8,014)  (9,950)  (14,595)   (15,959)   (18,720)  17,526)  (6,608)  (2,406)
(deficiency)

Gross liability for unpaid
losses and
  loss adjustment expenses, $31,703   $33,314  $44,796  $60,140   $70,728    $84,566    $88,937  $93,719 $115,314 $119,598  137,747
as stated
Reinsurance recoverable       5,593     6,484    9,489   13,628    15,072     15,703     16,502   18,086   24,093   25,552   27,549
Net liability for
unpaid losses and
  loss adjustment expenses,  26,110    26,830   35,307   46,512    55,656     68,863     72,435   75,633   91,221   94,046  110,198
as stated
                            --------- ---------------- ---------- ------------------ ---------- ---------- -------- -------- -------
Gross liability re-estimated 30,609    32,796   48,173   63,884    71,644     85,640     98,395  101,597  115,350  122,831
 - 1year later
Reinsurance recoverable       6,131     8,899   14,572   18,191    15,647     16,694     17,540   16,800   24,093   26,378
re-estimated
Net liability re-estimated
 - 1                         24,478    23,897   33,601   45,693    55,997     68,946     80,855   84,797   91,257   96,453
                            --------- ------- ------------------- ------- ---------- ------------------- -------- --------
Gross liability re-estimated
- 2 years later              30,390    36,243   53,009   66,405    74,312     92,832    104,664  104,137  122,484
============================
Reinsurance recoverable       8,445    12,754   18,728   19,180    16,399     16,615     18,313   17,274   24,655
re-estimated
Net liability re-estimated
- 2 years later              21,945    23,669   34,281   47,225    57,913     76,217     86,351   86,863   97,829
                                   --------- ------- -------------------- ------- ---------- ---------- ---------- --------
Gross liability re-estimated 33,992    41,600   56,042    66,891    80,574   97,786    105,248    113,559
 Reinsurance recoverable     11,960    17,042   19,589    19,513    16,999   17,905     18,349     20,401
re-estimated
Net liability re-estimated   22,032    24,558   36,453    47,378    63,575   79,881     86,899     93,158
-3 years later
                              --------- ------- -------------------- ------- ---------- ---------- ---------- ---------
Gross liability re-estimated 38,165    43,824   56,167    68,927    84,831   98,244    111,019
-4 years later
Reinsurance recoverable      15,398    17,489   19,808    18,223    17,521   17,018     19,863
re-estimated
Net liability re-estimated   22,767    26,335   36,359    50,704    67,310   81,226     91,156
-4years later
                              --------- ------- -------------------- ------- ---------- ----------
Gross liability re-estimated 39,956    44,466   58,272    73,042    85,221  103,562
-5 years later
Reinsurance recoverable      16,021    18,086   19,504    18,797    16,654   18,740
re-estimated

Net liability re-estimated   23,935    26,380   38,768    54,245    68,567   84,822
-5 years later
                              --------- ------- -------------------- ------- ----------
Gross liability re-estimated 40,670    45,595   61,814    72,978    87,500
-6 years later
Reinsurance recoverable      16,527    18,063   20,389    18,238    17,249
re-estimated
Net liability re-estimated   24,143    27,532   41,425    54,739    70,252
-6 years later
                              --------- ------- -------------------- -------
Gross liability re-estimated 41,679    47,955   61,766    74,758
-7 years later
Reinsurance recoverable      16,903    18,905   19,671    18,295
re-estimated
Net liability re-estimated   24,776    29,050   42,095    56,462
-7 years later
                              --------- ------- --------------------
Gross liability re-estimated 43,958    48,032   63,081
-8 years later
Reinsurance recoverable      17,473    18,228   19,760
re-estimated
Net liability re-estimated   26,485    29,804   43,321
-8 years later
                              --------- ------- ----------
Gross liability re-estimated 44,248    49,019
-9 years later
Reinsurance recoverable      17,300    18,316
re-estimated
Net liability re-estimated   26,949    30,704
-9 years later
                             -------- --------
Gross liability re-estimated-44,868
10 years
Reinsurance recoverable      17,236
re-estimated
Net liability re-estimated   27,632
-10 years later
                            ---------
Gross cumulative
deficiency                 ($13,165) ($15,705)($18,285) ($14,618) ($16,772)($18,996)  ($22,082)  ($19,840)($7,170) ($3,233)


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

In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company's policy is to use only reinsurers that have an A.M. Best rating of "A-" (excellent) or better and that have at least $500 million in policyholders' surplus.

Since September 2001, the Company's multiple-line excess of loss treaty reinsurance has been with American Re, part of the Munich Re Group. American Re is rated "A+" (Superior) by A.M. Best. For the three years prior to September 1, 2001, General Reinsurance Corporation, rated "A++" (Superior) by A.M. Best, was the Company's reinsurer on their multiple-line excess of loss treaty. The following is a summary of the Company's multiple-line excess of loss reinsurance treaty:


Line of Business            Company Policy Limit                Reinsurance Coverage / Company Retention
----------------            --------------------                ----------------------------------------

Property                    $2.0 million per risk              $1.7 million per risk / $3.0 million per occurrence in excess of
                                                               $300,000 per risk

Commercial Automobile       $1.0 million per occurrence        $750,000 per occurrence in excess of $250,000 per occurrence

General Liability           $3.0 million per occurrence        $2.5 million per occurrence in excess of  $500,000 per occurrence



The Company's combined retention for any one loss resulting from a common occurrence involving both the property and general liability coverage on a single risk is $500,000. The Company's multiple-line excess of loss reinsurance treaty also includes casualty excess coverage, which covers exposures such as punitive damages and other extra-contractual obligations, losses in excess of policy limits (such as bad faith and errors and omissions), liability actions brought by two or more of the Company's insureds against each other resulting from the same occurrence and loss adjustment expenses.

The Company offers umbrella liability policies up to $5.0 million per occurrence. These policies are reinsured with American Re for 90% of policy limits up to $1.0 million per occurrence and 100% of policy limits up to $4.0 million in excess of $1.0 million per occurrence.

The Company maintains a catastrophic loss reinsurance program. As of January 1, 2003, the terms of this program provide for 100% retention of the first $1.0 million per occurrence and reinsurance of 100% of $29.0 million per occurrence in excess of $1.0 million per occurrence.

The Company's catastrophic loss reinsurance program includes: American Agricultural Insurance Company, Converium (North America), Converium (UK), Everest Reinsurance Company, Hannover Ruckversicherungs, PXRE Reinsurance Company, Shelter Reinsurance Company, Sirius International Insurance Corporation and XL Re Ltd. All of these reinsurers are rated "A-" (excellent) or higher by A.M. Best and have policyholders' surplus greater than $500 million.

The Company may write individual policies with limits of liability greater than the aforementioned Company policy limits. These limits of liability are 100% reinsured on a facultative reinsurance basis.

Information regarding the amount of premiums written and ceded under reinsurance treaties is included in Note 7 to the Consolidated Financial Statements included herein by reference.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 ("the Act") into law. The purpose of the Act is to establish a temporary federal program that provides a system of shared public and private compensation for insured losses resulting from certain acts of terrorism. The Act defines an act of terrorism as any violent act that is certified by the Secretary of the Treasury which results in $5.0 million of damage within the United States (or outside the United States in the case of an air carrier or a vessel) and that is committed by an individual or individuals acting on behalf of a foreign person or foreign interest, as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion ("certified act(s) of terrorism").

The Act specifies that the federal share of losses resulting from a certified act of terrorism will be 90% of all insured losses above each insurance carrier's deductible, subject to a maximum federal aggregate liability of $100.0 billion. An insurance carrier's deductible for certified acts of terrorism will be based on a percentage of direct earned premiums for the calendar year prior to the start of each program year. For 2003, the Company's deductible for certified acts of terrorism will be 7% of the Company's direct earned premium for the year ended December 31, 2002, or $9.3 million.

The Act also specifies that exclusions for certified acts of terrorism in property and casualty insurance contracts that were in-force on November 26, 2002 are void and may only be reinstated with a written authorization from the insured, or if the insured fails to pay any increase in premium applicable to coverage for certified acts of terrorism. In addition, the Act requires insurance carriers to offer coverage for certified acts of terrorism for all policies written after November 26, 2002.

At November 26, 2002, the Company had approximately 56,000 policies in-force that were subject to the provisions of the Act. Approximately 89% of these policies contained terrorism exclusions which were voided under the Act. In the first quarter of 2003, the Company offered coverage for certified acts of terrorism to these policyholders as required by the Act. The Company expects a majority of these policyholders to decline this coverage either by written request or failure to pay the additional premium due.

The Company's multiple line excess of loss reinsurance treaty provides reinsurance protection for certified acts of terrorism, unless the insured losses involve the use or release of nuclear, biological, chemical or radioactive ("NBCR") materials. The Company's property catastrophic loss reinsurance treaty excludes insureds' losses for certified acts of terrorism. Effective January 1, 2003, the Company purchased a multiple line quota share treaty that provides reinsurance protection for certified acts of terrorism relating to new and renewal policies effective January 1, 2003 or later.

As a result of the provisions of the Act and the reinsurance protection provided by the Company's reinsurance treaties and the federal program, the following represents the Company's retention relating to certified acts of terrorism:


Reinsurance Treaty/Program                 Company Retention
--------------------------                 -----------------

Multiple-line excess of loss treaty (1)    The Company  retains  the first  $300,000  per  property  risk,  subject to a maximum of $3.0 million per occurrence/aggregate,  and the first $500,000 per general  liability  occurrence,  subject  to a maximum  of $2.0  million  per occurrence/aggregate.

Property catastrophic loss treaty          This treaty excludes all losses resulting from certified acts of terrorism.

Multiple-line quota share certified
 acts of terrorism                         The Company retains 20% of the first
                                           $5.0 million per  occurrence/aggregate plus $4.3 million in excess of
                                           $5.0 million. This treaty applies to new and
                                           renewal policies effective January 1, 2003 and later.

Federal                                    Terrorism Insurance Program
                                           The  Company   retains  the
                                           first  $9.3   million   per
                                           occurrence/  aggregate plus
                                           10% of  losses in excess of
                                           $9.3 million.



(1) Treaty excludes reinsurance protection for insureds' losses for certified acts of terrorism relating to the use or release of NBCR materials.

The Company believes that its exposure to insured losses resulting from certified acts of terrorism will not have a material affect on its financial condition.

Investments

The Company's investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The Company out-sources the management of its investment portfolio to Gen Re New England Asset Management Inc. ("NEAMS"). In accordance with the asset management agreement between the Company and NEAMS, all investment transactions are approved by the Investment Committee of the Company within 60 days of their initiation by NEAMS. At December 31, 2002, the Company held a total of $277.0 million in cash and investments. Of this amount, cash and cash equivalents represented $9.8 million, equity securities represented $18.6 million, and fixed maturities represented $248.6 million.

The Company's fixed maturity portfolio of $248.6 million was 90% of the total cash and investments as of December 31, 2002. Approximately 93% of these securities were rated "A" or better by Standard & Poor's. Standard & Poor's rates publicly traded securities in twenty categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. Equity securities, which consist of preferred stocks and common stocks (comprised exclusively of exchange-traded funds), were $18.6 million or 7% of total cash and investments as of December 31, 2002.

As of December 31, 2002, the Company's investment portfolio contained corporate fixed maturity and preferred stock securities with a market value of $101.6 million. A summary of these securities by industry segment is as follows:

                                           Percentage of fixed maturity
       Industry Segment                    and preferred stock portfolio
       ---------------                     ----------------------------


       Financial institutions                         36%
       Utilities                                      21%
       Consumer, non-cyclical                         15%
       Communications                                 13%
       Industrial                                      5%
       Consumer, cyclical                              3%
       Basic materials                                 3%
       Energy                                          2%
       Technology                                      2%
                                           ---------------------------
                                                      100%
                                           ===========================

As of December 31, 2002, the Company's investment portfolio contained $63.4 million of mortgage-backed and asset-backed and collateral mortgage obligations. All of these securities were rated "A" or better by Standard & Poor's and 80% were "AAA" or better by Standard & Poor's These securities are publicly traded, and had market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no real estate or mortgages in its investment portfolio as of December 31, 2002.

The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. Many factors are considered in determining if any other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company's ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company's securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of December 31, 2002:


                                Number of          Fair          Book        Gross Unrealized      Six Months     Over Six
(Dollars in thousands)         Securities         Value         Value                  Losses         or Less       Months
----------------------------- ------------ ------------- ------------- --- ------------------- --------------- ------------
Fixed maturities                       14      $ 16,603      $ 16,728                   $ 125           $ 124          $ 1

Equity securities                       1         2,164         2,307                     143             143          ---
                                                                           ------------------- --------------- ------------
                                                                                        $ 268           $ 267          $ 1
                                                                           =================== =============== ============


As of December 31, 2002, the Company's fixed maturity investment portfolio had fourteen securities with $125,000 of gross unrealized losses. No single issuer had an unrealized loss position greater than $30,000.

The following table shows the classifications of the Company's investments at December 31, 2002:

                                                      Amount
                                             Fair   reflected    Percent of
                                             value   on balance      total
                                                       sheet
                                             -----  -----------   ----------

                                                  (In thousands)
Fixed maturities:
   Available for sale:
      U.S. Treasury securities and obligations
        of U.S. government agencies        $ 41,190     $ 41,190        15.4%
       Corporate securities                  69,870       69,870        26.2
       Mortgage-backed securities            32,346       32,346        12.1
       Other structured securities           31,021       31,021        11.6
       Municipal securities                  52,262       52,262        19.6
       Public utilities                      19,894       19,894         7.4
                                           --------     --------       -----
       Total available for sale             246,583      246,583        92.3
                                           --------     --------       -----

    Held to maturity
       U.S. Treasury securities and
 obligations

           of U.S. government agencies        1,717     1,687      0.6
       Corporate securities                     300       276      0.1
                                           --------  --------    -----
          Total held to maturity              2,017     1,963      0.7
                                           --------  --------    -----


          Total fixed-maturity securities   248,600   248,546     93.0
                                           --------  --------    -----
    Equity securities:
       Common stock                           7,019     7,019      2.6
       Preferred stock                       11,606    11,606      4.4
                                           --------  --------    -----


          Total equity securities            18,625    18,625      7.0
                                           --------  --------    -----


    Total investments                      $267,225   267,171    100.0%
                                           ========  ========    =====




The composition of the Company's portfolio of fixed-income investments were rated by Standard & Poor's at December 31, 2002, as follows:


          "AAA"                                   52%
          "AA"                                    15%
          "A"                                     26%
          "BBB"                                    6%
          Below "BBB"                              1%
                                          ------------
                                                 100%
                                          ============

The  market  risk  of  the  Company's   investment   portfolio  is  descibed  in
Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report to Shareholders incorporated herin by reference.

Note 5 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders included herein by reference sets forth the net investment income results of the Company for the years ended December 31, 2002, 2001 and 2000.

Competition

The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product in some cases. The Company competes with a number of insurers in attracting quality general agents and in selling insurance products. Many of the Company's existing or potential competitors are larger excess and surplus lines and specialty admitted insurers which have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. The Company believes that in order to be successful in its market, it must be aware of pricing cycles and must be able to minimize the impact of such cycles through tight expense control and superior customer service.

Another competitive factor is the rating assigned by independent rating organizations such as A.M. Best Company. Penn-America and Penn-Star currently have a pooled rating from A.M. Best of "A-" (Excellent). "A-" is the fourth highest of sixteen rating categories. These ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors.

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

Regulation

General. The Company is subject to regulation under the insurance statutes and regulations, including insurance holding company statutes, of the various states in which it does business. These statutes are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders, and they relate to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms, rules and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. All insurance companies must file annual statements with certain state regulatory agencies and are subject to regular and special financial examinations by those agencies. The last regulatory financial examination of Penn-America was completed by the Pennsylvania Insurance Department in 1999, covering the five-year period ended December 31, 1998, and for Penn-Star, covering a two-year period ended December 31, 1998, since its initial licensing in 1997.

Insurance Holding Company Laws. Pennsylvania, the Company's state of domicile, has laws governing insurers and insurance holding companies. The Pennsylvania statutes generally require insurers and insurance holding companies to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Under the statutes, a person must generally obtain the Pennsylvania Insurance Department's approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of the company or any of its insurance company subsidiaries. The insurance department's determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether competition would be reduced. All transactions within a holding company's group affecting an insurer must be fair and reasonable and the insurer's policyholders' surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company group.

Dividend Restrictions. PAGI is a holding company, the principal asset of which is the common stock of Penn-America. The principal source of cash to meet the Company's short-term liquidity needs, including the payment of dividends to PAGI's stockholders, corporate expenses and interest on debentures, is dividends from Penn-America. The Company has no planned capital expenditures that could impact its long-term liquidity needs.

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

The National Association of Insurance Commissioners has adopted a system to test the adequacy of statutory capital ("policyholders' surplus"), known as "risk-based capital", which applies to Penn-America Insurance Company and Penn-Star Insurance Company, Penn-America Insurance Company's wholly-owned subsidiary. This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision or control. As of December 31, 2002, the policyholders' surplus of Penn-America Insurance Company and Penn-Star Star Insurance Company was in excess of the prescribed risk-based capital requirements. Penn-America Insurance Company's policyholders' surplus at December 31, 2002 was $110.3 million and its regulatory action level was $22.5 million. Penn-Star Insurance Company's policyholders' surplus at December 31, 2002 was $37.4 million and its regulatory action level was $8.3 million.

Penn-America is also subject to regulations under which payment of dividends from statutory surplus may require prior approval from the Pennsylvania Insurance Department. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2003 is $11.0 million. Ordinary dividends paid by Penn-America to PAGI in 2002 were $1.1 million and $1.6 million for the years ended December 31, 2002 and 2001, respectively. No ordinary dividends were paid to PAGI in 2000. Rather, Penn-America paid a $6.4 million return of capital to PAGI in 2000, after receiving approval from the Pennsylvania Insurance Department, which PAGI used to repurchase stock and pay dividends and PAGI operating expenses. Penn-America's ability to pay future dividends to us without advance regulatory approval is dependent upon maintaining a positive level of unassigned and policyholders' surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to the Company.

Insurance Guaranty Funds: Under insolvency or guaranty laws in states in which Penn-America is licensed as an admitted insurer (and in New Jersey), organizations have been established (often referred to as guaranty funds) with the authority to assess admitted insurers up to prescribed limits for the claims of policyholders insured by insolvent, admitted insurance companies. Surplus lines insurance companies are generally not subject to such assessments except in New Jersey and their policyholders are not eligible to file claims against the guaranty funds.

Additional Legislation or Regulations: New regulations and legislation are proposed from time to time to limit damage awards, to bring the industry under regulation by the federal government, to control premiums, policy terminations and other policy terms, and to impose new taxes and assessments. During 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 into law. For more information see page 15 included herein. Difficulties with insurance availability and affordability have increased legislative activity at both the federal and state levels. Some state legislatures and regulatory agencies have enacted measures, particularly in personal lines, to limit midterm cancellations by insurers and require advance notice of renewal intentions. In addition, Congress is investigating possible avenues for federal regulation of the insurance industry.

Employees

The Company has approximately 110 employees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.


Item 2. Properties

The Company leases approximately 23,000 square feet in an office building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and certain of its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement renewed June 30, 2000 that expires on June 30, 2005, and provides for an annual rental payment of $357,000. This amount is considered by the Company to be at fair market value.

ITEM 3. Legal Proceedings

The Company's insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. Penn-America has been named as a defendant in litigation commenced in the Superior Court of California, County of Los Angeles, on November 6, 2000 and in an identical suit on December 18, 2000 in the County of Orange relating to the Company's exited non-standard personal automobile business. During 2002, the Company reached settlement on this litigation in the amount of $285,000. The Company is involved in no other pending or threatened legal or administrative proceedings which management believes might have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2002 to a vote of holders of PAGI's common stock.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The "Market for Common Stock and Related Security Holder Matters" section on the inside back cover of the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The "Selected Consolidated Financial Data" section on page 12 of the Company's Annual Report to stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section on pages 13 to 27 of the Company's Annual Report to stockholders for the year ended December 31, 2002, which is included as Exhibit
(13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The "Quantitative and Qualitative Disclosures About Market Risk" section on pages 27 and 28 of the Company's Annual Report to stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements on pages 31 to 55 of the Company's Annual Report to stockholders for the year ended December 31, 2002, which is included as Exhibit (13) to this Form 10-K Report, are incorporated herein by reference.

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

Executive Officers of the Registrant as of March 15, 2003 are as follows:

Irvin Saltzman                80     Chairman  of the  Board of  Directors
                                     of PAGI and Penn-America

Jon S. Saltzman               45     President    and   Chief    Executive
                                     Officer of PAGI and Penn-America

Joseph F. Morris              48     Senior    Vice    President,    Chief
                                     Financial  Officer and  Treasurer  of
                                     PAGI and Penn-America

Garland P. Pezzuolo           38     Vice    President,    Secretary   and
                                     General    Counsel    of   PAGI   and
                                     Penn-America

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 14. CONTROLS AND PROCEDURES




Within the past ninety days, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.) The  following  consolidated   financial  statements,   financial  statement
    schedules and exhibits are filed as part of this report:


1.  Consolidated Financial Statements
                                                                                                           Page *
                                                                                                        --------------

              Consolidated Balance Sheets at December 31, 2002 and 2001                                      31
              Consolidated Statements of Operations for the years ended December 31,
                    2002, 2001, and 2000                                                                     32
              Consolidated  Statements of  Stockholders'  Equity for the years ended
                    December 31, 2002, 2001   and 2000.                                                      33
              Consolidated Statements of Cash Flows for the years ended December
                    31, 2002, 2001, and 2000.
                                                                                                             34
              Notes to Consolidated Financial Statements                                                    35-55
              Independent Auditors' Report                                                                   30

     The  following  consolidated  financial  statement  schedules for the years
2002, 2001, and 2000 are submitted herewith:

2. Financial Statement Schedules.
                                                                                                           Page
                                                                                                        --------------

              Schedule I.    Summary of Investments - Other Than Investments in Related Parties             34
              Schedule II.   Condensed Financial Information of Parent Company                            35-37
              Schedule III.  Supplementary Insurance Information                                            38
              Schedule IV.   Reinsurance                                                                    39
              Schedule VI.   Supplemental Insurance Information Concerning Property and Casualty
                      Operations                                                                            40
              Independent Auditors' Consent and Report on Schedules (filed as Exhibit 23)



All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibit Index:                                                                                               25-33



* Refers to the respective page of Penn-America Group's 2002 Annual Report to Stockholders attached as Exhibit (13). The Consolidated Financial Statements and Independent Auditors' Report on pages 30 to 55 are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

                                  Exhibit Index

     Exhibit No.  Description
     ----------   -----------

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

     4 Placement Agreement between Registrant and its financing subsidiary, Penn-America Statutory Trust I, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated November 21, 2002 filed with Registrant's Report on Form 10-K for the period ended December 31, 2002.

     4(i) Subscription   Agreement   among   Penn-America   Statutory  Trust  I,
          Registrant and I-Preferred Term Securities I., Ltd., dated December 4, 2002 filed with Registrant's Report on Form 10-K for the period ended December 31, 2002.

     4(ii)Indenture  between  Registrant  and  U.S.  Bank  National  Association
          (f/k/a State Street Bank and Trust Company of Connecticut, N.A.), dated December 4, 2002 filed with Registrant's Report on Form 10-K for the period ended December 31, 2002.

     4(iii) Amended and Restated  Declaration  of Trust among U.S Bank  National
          Association (f/k/a State Street Bank and Trust Company of Connecticut, N.A.), Registrant and Jon S. Saltzman, Joseph F. Morris and Brian Riley dated December 4, 2002 filed with Registrant's Report on Form 10-K for the period ended December 31, 2002.

     4(iv)Guarantee   Agreement  between   Registrant  and  U.S.  Bank  National
          Association (f/k/a State Street Bank and Trust Company of Connecticut, N.A.) dated December 4, 2002 filed with Registrant's Report on Form 10-K for the period ended December 31, 2002.

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

     Exhibit No.  Description
     ----------   -----------

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

     10.7(viii) Amendment dated January 1, 2002, to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with the Securities and Exchange Commission with the Registrant's Report on Form S-2 Amendment 1 (No. 333-91362) on September 6, 2002.

     10.7(ix) Amendment dated January 1, 2003 to August 20, 1993 Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant's Report on Form 10-K for the period ended December 31, 2002.

     Exhibit No.  Description
     ----------   -----------

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

     10.9(v) Amendment  dated  November 7, 2000,  to  Agreement  dated April 15,
          1997, between and among General Re New England Asset Management, Inc., Penn-America Insurance Company, and its subsidiary, Penn-Star, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission on March 30, 2001.

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

     10.101993 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on September 29, 1993.

     Exhibit No.  Description
     ----------   -----------

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

     10.10(iii) Amendment dated April 1, 2000, to Penn-America  Group, Inc. 1993
          Stock Incentive Plan, as amended and restated April 4, 1994, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 30, 2001.

     10.10(iv) Amended and Restated 2002 Stock  Incentive Plan (f/k/a 1993 Stock
          Incentive Plan), filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (No. 333-89846), which was filed with the Commission on June 5, 2002.

     10.10(v) Amended 2002 Stock Incentive Plan.

     10.11Lease effective July 1, 2000, between Penn-America Insurance Company and Irvin Saltzman, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission on March 30, 2001.

     10.141995 Multiple Line Excess of Loss (Casualty and Property) Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant's Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002.

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

     Exhibit No.  Description
     ----------   -----------

     10.14(iv) Property  Catastrophe Excess of Loss Reinsurance  Program between subscribing reinsurers and Penn-America and Penn-Star Insurance Companies effective January 1, 2000 to January 1, 2002, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     10.14(v) Property  Catastrophe  Excess of Loss Reinsurance  Program between subscribing reinsurers and Penn-America and Penn-Star Insurance Companies effective January 1, 2002 to January 1, 2003, filed with Registrant's Report on Form 10-K for the period ended December 31, 2002.

     10.16Penn-America  Group,  Inc.  1995 Key Employee  Incentive  Compensation
          Plan, incorporated as Part I to Registrant's Registration Statement on Form S-8 (No. 333-00050) and filed with the Securities and Exchange Commission on January 4, 1996.

     10.16(i)  Penn-America   Insurance  Company  2001  Key  Employee  Incentive
          Compensation Plan, effective January 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission on March 30, 2001.

     10.17Penn-America  Insurance  Company's  Agency  Award and  Profit  Sharing
          Plan, incorporated as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-00046) and filed with the Securities and Exchange Commission on January 4, 1996.

     10.17(i) Penn-America  Insurance  Company's Agency Award and Profit Sharing
          Plan, attached as Exhibit 4 to Registrant's Registration Statement on Form S-3 (No. 333-49055) and filed with the Securities and Exchange Commission on March 31, 1998.

     10.17(ii) Form of Amended General Agency Profit Sharing  Addendum to Agency
          Award & Profit Sharing Plan, filed with Registrant's Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission on March 27, 2000.

     10.17(iii) Form of General Agent Contingent Profit Commission Addendum between agents and Penn-America and Penn-Star Insurance Companies effective January 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     10.17(iv)  Agency  Performance  Award and  Profit  Sharing  Plan,  filed as
          Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 (No.333-87698), which was filed with the Commission on May 7, 2002.

     10.18Stipulation  of  Termination  of Property  and  Liability  Reinsurance
          Agreement with National Reinsurance Corporation effective May 1, 1996, filed with Registrant's Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002.

     Exhibit No.  Description
     ----------   -----------

     10.19Multiple  Line  Excess  of Loss  Agreement  of  Reinsurance  including
          Endorsement No. 1 between General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies effective January 1, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     10.19(i) Endorsement No. 2 to the Multiple Line Excess of Loss Agreement of
          Reinsurance  including  Endorsement  No.  1  (Exhibit  10.19)  between
          General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies, effective September 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     10.20Property and Casualty  Excess of Loss  Reinsurance  Agreement  between
          American Re-Insurance Company and Penn-America and Penn-Star Insurance Companies effective September 1, 2001, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     10.21ISDA (International Swap Dealers Association, Inc.) Master Agreement dated as of December 16, 2002 between Penn-America Group, Inc. and Bear Stearns Bank PLC.

     10.21(i)  Schedule to the ISDA  (International  Swap  Dealers  Association,
          Inc.)  Master   Agreement  dated  as  of  December  16,  2002  between
          Penn-America Group, Inc. and Bear Stearns Bank PLC.

     10.21(ii)  ISDA  (International  Swap  Dealers  Association,  Inc.)  Credit
          Support Annex to the Schedule to the ISDA Master Agreement dated as of December 16, 2002 between Penn-America Group, Inc. and Bear Stearns Bank PLC.

     10.21(iii)   Fixed   Income   Derivatives    Confirmation   to   the   ISDA
          (International Swap Dealers Association, Inc.) Master Agreement dated as of December 16, 2002 between Penn-America Group, Inc. and Bear Stearns Bank PLC.

     11 Statement re: computation of per share earnings, incorporated by reference from Note 2 to the Consolidated Financial Statements, filed with Registrant's Report on Form 10-K for the period ended December 31, 2002, which has been filed with the Securities and Exchange Commission.

     13   2002 Annual Report to  Shareholders,  incorporated  by reference under
          Item 8.

     21   As  of  December  31,  2002,  the  Registrant  has  two  subsidiaries;
          Penn-America   Insurance  Company,  a  Pennsylvania   Corporation  and
          Penn-America Statutory Trust I, a Connecticut Financing Corporation.

     23   Independent Auditors' Consent and Report on Schedules

     Exhibit No.  Description
     ----------   -----------

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

     30.0 Reinsurance Pooling Agreement between Penn-America Insurance Company and Penn- Star Insurance Company dated July 1, 1998, filed as Exhibit
          30.0 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998, which was filed with the Commission on March 26, 1999.

     30.0(i) Amendment No.1 to Reinsurance Pooling Agreement dated July 1, 1998, effective July 1, 2002.

     30.0(ii) Amendment  No.2 to  Reinsurance  Pooling  Agreement  dated July 1,
          1998, effective December 31, 2002.

     31.0 Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated January 17, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

Exhibit No.  Description
----------   -----------


     31.0(i) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated March 10, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(ii) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated September 19, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(iii) Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between J. Ransley Lennon and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note Security Agreement dated February 16, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(iv)  Amended  and  Restated  Promissory  Note and  Security  Agreement
          effective January 2, 2001, between Garland P. Pezzuolo and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated February 11, 2000, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(v) Promissory Note and Security Agreement effective March 9, 2001, between Joseph F. Morris and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(vi) Promissory Note and Security Agreement effective March 28, 2001, between Joseph F. Morris and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

     31.0(vii) Promissory Note and Security Agreement effective March 9, 2001, between Garland P. Pezzuolo and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     Exhibit No.  Description
     ----------   -----------


     31.0(viii) Promissory Note and Security  Agreement  effective  February 16,
          2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(ix)  Promissory  Note and Security  Agreement  effective  February 23,
          2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(x) Promissory Note and Security Agreement effective February 27, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     31.0(xi) Promissory Note and Security Agreement effective March 21, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant's Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

     99.1 Certification of Chief Executive Officer of Penn-America Group, Inc. dated March 31, 2003 in accordance with 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Executive Officer of Penn-America Group, Inc. dated March 31, 2003 in accordance with 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Part (b)

          Form  8-K  dated  November  15,  2002  re:  Quarterly   Statements  of
          Penn-America Insurance Company and Penn-Star Insurance Company, which was filed with the Securities and Exchange Commission.

                            PENN-AMERICA GROUP, INC.
 Schedule I - Summary of Investments - Other than Investments in Related Parties
                                 (In thousands)


                                                               December 31, 2002
                                       -----------------------------------------------------------
                                                                   Fair           Amount shown
                                                Cost               Value         on Balance Sheet
                                       -----------------------------------------------------------
                                                                 (In thousands)
Fixed maturities
Available for sale
U.S. Treasury   securities
 and obligations
 of U.S. government agencies                      $ 40,384          $ 41,190          $ 41,190
Corporate securities                                66,575            69,870            69,870
Mortgage-backed securities                          31,077            32,346            32,346
Other structured securities                         29,828            31,021            31,021
Municipal securities                                49,992            52,262            52,262
Public utilities                                    19,594            19,894            19,894
                                                                    --------          --------
Total available for sale                           237,450           246,583           246,583
                                                  --------          --------          --------

Held to maturity
U.S. Treasury securities and obligations

    of U.S. government agencies                      1,687             1,717             1,687
Corporate securities                                   276               300               276
                                                  --------          --------          --------
Total held to maturity                               1,963             2,017             1,963
                                                  --------          --------          --------


Total fixed-maturity securities                    239,413           248,600           248,546

Equity securities:
Common stock                                         6,893             7,019             7,019
Preferred stock                                     10,966            11,606            11,606
                                                  --------          --------          --------
Total equity securities                             17,859            18,625            18,625
                                                  --------          --------          --------
Total investments                                 $257,272          $267,225          $267,171
                                                  ========          ========          ========


                            PENN-AMERICA GROUP, INC.
         Schedule II--Condensed Financial Information of Parent Company
                            Condensed Balance Sheets
                        (In thousands except share data)



                                                                                             December 31,
                                                                                  ------------------------------------
                                                                                       2002                2001
                                                                                  ---------------     ----------------
                                                                                                       (Restated)(2)
ASSETS
     Cash                                                                            $    1,663           $   1,261
     Investment in insurance subsidiary, equity method                                  130,132              79,425
     Investment in Penn-America Statutory Trust I                                           464                 ---
     Deferred offering costs                                                                456                 ---
     Other assets                                                                           465                 359
                                                                                  ---------------     ----------------
           Total assets                                                               $ 133,180            $ 81,045
                                                                                  ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                                         $        292         $        25
     Subordinated debentures, affiliate                                                  15,464
     Other liabilities                                                                      200                 ---
                                                                                  ---------------     ----------------
            Total liabilities                                                            15,956                  25
                                                                                  ---------------     ----------------

Stockholders' equity:
     Preferred stock, $ .01 par value; authorized 2,000,000 shares;
         none issued
     Common  stock,  $.01 par  value;  authorized  20,000,000  in 2002 and 2001;
         issued 2002, 14,572,098 and 2001, 15,228,351 shares, respectively;
         outstanding 2002, 14,572,098 and 2001, 11,478,351, respectively (1)                146                 152
     Additional paid-in capital (1)                                                      70,875              70,735
     Accumulated other comprehensive income                                               6,401               3,106
     Treasury stock 3,750,000 shares in 2001 at cost (1)                                    ---             (24,161)
     Retained earnings                                                                   39,995              31,320
     Unearned compensation from restricted stock awards                                    (193)               (132)
                                                                                  ---------------      ---------------
         Total stockholders' equity                                                     117,224              81,020
                                                                                  ---------------     ----------------
         Total liabilities and stockholders' equity                                    $133,180            $ 81,045
                                                                                  ===============     ================


(1) Adjusted to reflect a three-for-two stock split of the Company's common stock effected on May 9, 2002.

(2) The Company amended its accounting policy relating to the timing of recording other-than-temporary declines in the market value of equity securities and, accordingly, restated its previously issued financial statements for the years ended December 31, 2001, 2000 and 1999. See the Company's Management Discussion and Analysis, in the Company's Annual Report to Shareholders, incorporated herein by reference for more information regarding this restatement.


                                              PENN-AMERICA GROUP, INC.
                            Schedule II--Condensed Financial Information of Parent Company
                                         Condensed Statements of Operations
                                        (In thousands except per share data)


                                                                                               Years ended December 31,
                                                                                  --------------------------------------------------
                                                                                       2002              2001              2000
                                                                                  -------------     -------------     --------------

                                                                                                     (Restated)(2)      (Restated)(2
              Revenue:
                                                                                                        $  1,600                  $
                   Dividend income                                                   $  1,100                ---
                   Other income                                                            14                 26                 27
              Operating expenses                                                         (618)              (548)              (791)
              Interest expense                                                            (73)               ---                ---
                                                                                     --------           --------           --------
              Income (loss)  before income tax and undistributed net income
                  (loss) of  subsidiary                                                   423              1,078               (764)
              Income tax  benefit                                                         230                177                260
                                                                                     --------           --------           --------
              Income (loss) before equity in undistributed
                   net income of subsidiary                                               653              1,255               (504)
              Equity in undistributed net income (loss)
                   of subsidiary                                                        9,811              3,685             (4,327)
                                                                                     --------           --------           --------

              Net income (loss)                                                      $ 10,464           $  4,940           $ (4,831)
                                                                                     ========           ========           ========
              Net income (loss) per share:
                  Basic                                                              $   0.90           $   0.43           $  (0.42)
                                                                                     ========           ========           ========

                  Diluted                                                            $   0.88           $   0.43           $  (0.42)
                                                                                     ========           ========           ========

(1) Adjusted to reflect a three-for-two stock split of the Company's common stock effected on May 9, 2002.

(2) The Company amended its accounting policy relating to the timing of recording other-than-temporary declines in the market value of equity securities and, accordingly, restated its previously issued financial statements for the years ended December 31, 2001, 2000 and 1999. See the Company's Management Discussion and Analysis, in the Company's Annual Report to Shareholders, incorporated herein by reference for more information regarding this restatement.


                                                      PENN-AMERICA GROUP, INC.
                                   Schedule II - Condensed Financial Information of Parent Company
                                                 Condensed Statements of Cash Flows
                                                           (In thousands)


                                                                                        Years ended
                                                                                        December 31,
                                                                        -------------------------------------------
                                                                           2002            2001          2000
                                                                           ----            ---           ----
                                                                                        (Restated)   (Restated)
Cash flows from operating activities:
      Net income (loss)                                                   $ 10,464      $  4,940      $ (4,831)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Return of capital from subsidiary                                ---           ---         6,400
             Equity in undistributed net (income) loss of subsidiary       (9,811)       (3,685)        4,327
             Amortization/depreciation                                        158            86           246
             Increase (decrease) in :
                 Accounts payable and accrued expenses                        267          (148)          108
                 Other, net                                                  (115)           74            16
                                                                         --------      --------      --------
                    Net cash provided by operating activities                 963         1,267         6,266
                                                                         --------      --------      --------

Cash flows from investing activities:
     Change in short-term investments                                         ---           ---           449
                                                                         --------      --------      --------
             Net cash provided by investing activities                        ---           ---           449
                                                                         --------      --------      --------

Cash flows from financing activities:
     Issuance of common stock                                              24,155           622           500
     Net proceeds from issuance of subordinated debentures                 14,538           ---           ---
     Capital contribution to insurance subsidiary                         (37,465)          ---           ---
     Purchase of treasury stock                                               ---           ---        (4,687)
     Dividends paid to common stockholders                                 (1,789)       (1,600)       (1,611)
                                                                         --------      --------      --------
            Net cash used by financing activities                            (561)         (978)       (5,798)
                                                                         --------      --------      --------

Increase in cash                                                              402           289           917
Cash, beginning of period                                                   1,261           972            55
                                                                         --------      --------      --------
Cash, end of period                                                      $  1,663      $  1,261      $    972
                                                                         ========      ========      ========


(1) Adjusted to reflect a three-for-two stock split of the Company's common stock effected on May 9, 2002.

(2) The Company amended its accounting policy relating to the timing of recording other-than-temporary declines in the market value of equity securities and, accordingly, restated its previously issued financial statements for the years ended December 31, 2001, 2000 and 1999. See the Company's Management Discussion and Analysis, in the Company's Annual Report to Shareholders, incorporated herein by reference for more information regarding this restatement.

                            PENN-AMERICA GROUP, INC.
               Schedule III - Supplementary Insurance Information
                  Years Ended December 31, 2002, 2001 and 2000
                                 (In thousands)


                              Liability                                                       Amortization
                             for Unpaid                                                            of
               Deferred      Losses and                                              Losses     Deferred
                Policy          Loss                                      Net       and Loss     Policy         Other       Net
             Acquisition     Adjustment     Unearned       Earned      Investment  Adjustment Acquisition    Underwriting Premiums
                Costs         Expenses      Premiums      Premiums       Income     Expenses     Costs         Expenses   Written
             -----------------------------------------------------------------------------------------------------------------------

2002
Commercial        $ 13,159      $ 136,909     $ 65,365     $ 115,055       $ 6,378    $ 75,160     $ 28,994        $ 2,994 $ 134,662
Personal               ---            838          ---           ---           ---         (52           16            ---       ---
Unallocated            ---            ---          ---           ---         5,379         ---          ---          6,141       ---
             -------------  ------------- ------------- ------------- -------------------------------------- -----------------------
     Total        $ 13,159      $ 137,747     $ 65,365       $            $ 11,757    $ 75,108     $ 29,010        $ 9,135 $ 134,662
                                                             115,055
             -------------  ------------- ------------- ------------- -------------------------------------- -----------------------

2001
Commercial         $ 9,067      $ 117,555     $ 40,989      $ 88,912       $ 7,665    $ 62,414     $ 22,707        $ 3,380  $ 87,121
Personal                16          2,043           45            22           ---      (1,493            8            ---         2
Unallocated            ---            ---          ---           ---         3,674         ---          ---          5,358       ---
             -------------  ------------- ------------- ------------- -------------------------------------- -----------------------
     Total         $ 9,083      $ 119,598     $ 41,034      $ 88,934      $ 11,339    $ 60,921     $ 22,715        $ 8,738  $ 87,123
             -------------  ------------- ------------- ------------- -------------------------------------- -----------------------

2000
Commercial        $ 10,310      $ 109,377     $ 43,218      $ 87,556       $ 5,904    $ 72,893     $ 23,857        $ 1,757  $ 94,481
Personal                 7          5,937           21         3,893           549       2,485        1,362            ---     2,769
Unallocated            ---            ---          ---           ---         4,001         ---          ---          5,045       ---
             -------------  ------------- ------------- ------------- -------------------------------------- -----------------------
     Total        $ 10,317      $ 115,314     $ 43,239      $ 91,449      $ 10,454    $ 75,378     $ 25,219        $ 6,802  $ 97,250
             -------------  ------------- ------------- ------------- -------------------------------------- -----------------------


                            PENN-AMERICA GROUP, INC.
                            Schedule IV - Reinsurance
                  Years Ended December 31, 2002, 2001 and 2000
                                 (In thousands)



                                             Ceded to         Assumed      Net Premium       Percentage
Property and Liability                         Other        from Other       Written         of Assumed
Insurance Premiums           Direct          Companies       Companies                          to Net
                          --------------   --------------   ------------   -------------    --------------


         2002                $ 157,435        $ 22,771      $       (2)     $ 134,662               ---
                          ==============   ==============   ============   =============    ==============


         2001               $   98,328        $ 11,289       $      84      $   87,123                0.1%
                          ==============   ==============   ============   =============    ==============


         2000                $ 108,622        $ 12,541         $ 1,169     $   97,250                 1.2%
                          ==============   ==============   ============   =============    ==============


                            PENN-AMERICA GROUP, INC.
           Schedule VI- Supplemental Insurance Information Concerning
                        Property and Casualty Operations
                  Years Ended December 31, 2002, 2001 and 2000
                                 (In thousands)



                                       Liability                                 Loss and Loss
                                       for Unpaid        Discount             Adjustment Expenses
                                       Losses and         If Any,             (Benefits) Incurred             Paid Losses
                                          Loss           Deducted                 Related to                    and Loss
                                                                         ------------------------------
                                       Adjustment          From            Current          Prior              Adjustment
                                        Expenses         Reserves            Year            Year               Expenses
                                     ---------------   --------------    ------------    --------------    -------------------
Years Ended
        December 31, 2001              $ 137,747            ---           $ 72,702            2,406              $ 58,956
        December 31, 2000                119,598            ---             60,885               36                58,096
        December 31, 1999                115,314            ---             66,214            9,164                59,790


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Penn-America Group, Inc.
Date:  _______________                By: /s/ Jon S. Saltzman
                                      -----------------------
                                      Jon S. Saltzman,
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Irvin Saltzman            Chairman of the Board of Directors                March 31, 2003
----------------------        and Director
Irvin Saltzman

/s/ Jon S. Saltzman           President, Chief Executive Officer and            March 31, 2003
----------------------        Director (Principal Executive Officer)
Jon S. Saltzman

/s/ Robert A. Lear            Director                                          March 31, 2003
----------------------
Robert A. Lear

/s/ Joseph F. Morris          Senior Vice President, Chief Financial Officer    March 31, 2003
----------------------        and Treasurer
Joseph F. Morris

/s/ Garland P. Pezzuolo       Vice President, Secretary and General Counsel     March 31, 2003
----------------------
Garland P. Pezzuolo

/s/ Paul Simon                Director                                          March 31, 2003
----------------------
Paul Simon

/s/ Charles Ellman            Director                                          March 31, 2003
----------------------
Charles Ellman

/s/ M. Moshe Porat            Director                                          March 31, 2003
----------------------
M. Moshe Porat

/s/ Jami Saltzman-Levy        Director                                          March 31, 2003
----------------------
Jami Saltzman-Levy

/s/ Richard L. Duszak         Director                                          March 31, 2003
----------------------
Richard L. Duszak

/s/ E. Anthony Saltzman       Director                                          March 31, 2003
----------------------
E. Anthony Saltzman


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Penn-America Group, Inc.

Date:  March 31, 2003                 By:---------------------------------------
                                           Jon S. Saltzman,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


-----------------------         Chairman of the Board of Directors                   March 31, 2003
Irvin Saltzman                  and Director

 -----------------------        President, Chief Executive Officer and               March 31, 2003
Jon S. Saltzman                 Director (Principal Executive Officer)

-----------------------         Director                                             March 31, 2003
Robert A. Lear

-----------------------         Senior Vice President, Chief Financial Officer       March 31, 2003
Joseph F. Morris                and Treasurer

-----------------------         Vice President, Secretary & General Counsel          March 31, 2003
Garland P. Pezzuolo

-----------------------         Director                                             March 31, 2003
Paul Simon

-----------------------         Director                                             March 31, 2003
Charles Ellman

-----------------------         Director                                             March 31, 2003
M. Moshe Porat

-----------------------         Director                                             March 31, 2003
Jami Saltzman-Levy


-----------------------         Director                                             March 31, 2003
Richard L. Duszak

-----------------------         Director                                             March 31, 2003
E. Anthony Saltzman



                                 CERTIFICATIONS

I, Jon S. Saltzman, certify that:

1. I have reviewed this annual report on Form 10-K of Penn-America Group, Inc.;

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


Date:  March 31, 2003                                   /s/ Jon S. Saltzman
                                                        -----------------------
                                                        Jon S. Saltzman
                                                        President & CEO

                                 CERTIFICATIONS

I, Joseph F. Morris, certify that:

1. I have reviewed this annual report on Form 10-K of Penn-America Group, Inc.;

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

                                                  Joseph F. Morris
Date: March 31, 2003                             ------------------------------
                                                  Joseph F. Morris
                                                  Senior  Vice  President,  CFO
                                                  and Treasurer