Form 10-Q
period 2003-03-31
PENN AMERICA GROUP INC
filed 2003-05-14
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003
                                  --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------       -------------------

Commission file number                   0-22316
                                   --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                  23-2731409
---------------------------------          -------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      X    No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

At May 8, 2003, 14,617,265 shares of the registrant's common stock, $0.01 par value, were outstanding.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                     Page Number

Part I - Financial Information

      Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2003 (unaudited) and
                December 31, 2002                                             3

         Consolidated Unaudited Statements of Operations - For the three
                 months ended March 31, 2003 and 2002                         4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the three months ended March 31, 2003                     5

         Consolidated Unaudited Statements of Cash Flows -
                For the three months ended March 31, 2003 and 2002            6

         Notes to Unaudited Consolidated Financial Statements                 7

      Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 11

      Item 3. Quantitative and Qualitative Disclosure About Market Risk      19

      Item 4. Controls and Procedures                                        20

Part II - Other Information                                                  21

                                           PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                               (In thousands, except share data)
                                                                                           March 31,           December 31,
                                                                                              2003                 2002
                                                                                        ----------------     -----------------
                                                                                          (Unaudited)
ASSETS

Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost, $253,886 and $237,450)           $  262,561            $ 246,583
       Held to maturity, at amortized cost (fair value, $1,317 and $2,017)                      1,277                1,963
    Equity securities, at fair value (cost, $10,966 and $17,859)                               11,933               18,625
                                                                                        ----------------     -----------------
       Total investments                                                                      275,771              267,171
Cash and cash equivalents                                                                       7,137                9,796
Accrued investment income                                                                       2,971                3,196
Premiums receivable                                                                            14,065               12,564
Reinsurance recoverable                                                                        27,612               27,843
Prepaid reinsurance premiums                                                                    9,196                8,965
Deferred policy acquisition costs                                                              12,866               13,159
Capital lease, affiliate                                                                        1,557                1,579
Deferred income taxes                                                                           2,217                2,105
Income tax recoverable                                                                             --                   60
Other assets                                                                                      724                  801
                                                                                        ----------------     -----------------
       Total assets                                                                         $ 354,116            $ 347,239
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Unpaid losses and loss adjustment expenses                                                $ 143,185            $ 137,747
  Unearned premiums                                                                            65,229               65,365
  Accounts payable and accrued expenses                                                         6,495                7,700
  Capitalized lease obligation, affiliate                                                       1,389                1,428
  Company obligated mandatorily redeemable preferred securities of
         subsidiary trust holding solely junior subordinated debentures                        15,000               15,000
  Income tax payable                                                                            1,502                   --
  Other liabilities                                                                             1,574                3,404
                                                                                        ----------------     -----------------
         Total liabilities                                                                    234,374              230,644
                                                                                        ----------------     -----------------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued and outstanding, 14,610,577 and 14,572,098 shares                                      147                  146
  Additional paid-in capital                                                                   71,275               70,875
   Accumulated other comprehensive income                                                       6,199                6,401
  Retained earnings                                                                            42,930               39,995
   Officers' stock loans                                                                         (629)                (629)
  Unearned compensation from restricted stock awards                                             (180)                (193)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                           119,742              116,595
                                                                                        ----------------     -----------------
         Total liabilities and stockholders' equity                                         $ 354,116            $ 347,239
                                                                                        ================     =================



                               PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Operations
                                              (Unaudited)

                           For the three months ended March 31, 2003 and 2002
                                   (In thousands, except share data)


                                                                   Three months ended March 31,
                                                              ----------------------------------------
                                                                     2003                 2002
                                                              -------------------   ------------------
Revenues
Premiums earned                                               $         34,365      $        22,983
Net investment income                                                    3,213                2,833
Net realized investment gain (loss)                                        714                 (252)
                                                              -------------------   ------------------
    Total revenues                                                      38,292               25,564
                                                              -------------------   ------------------

Losses and expenses
Losses and loss adjustment expenses                                     22,012               15,286
Amortization of deferred policy acquisition costs                        8,617                6,011
Other underwriting expenses                                              2,046                1,657
Corporate expenses                                                         185                  111
Interest expense                                                           304                   35
                                                              -------------------   ------------------
    Total losses and expenses                                           33,164               23,100
                                                              -------------------   ------------------


Income before income tax                                                 5,128                2,464
Income tax expense                                                       1,554                  678
                                                              -------------------   ------------------

Net income                                                    $          3,574      $         1,786
                                                              ===================   ==================

Net income per share
   Basic                                                      $           0.24      $          0.15

   Diluted                                                    $           0.24      $          0.15


Weighted average shares outstanding
   Basic                                                            14,591,096           11,536,694
   Diluted                                                          14,798,913           11,710,482

Cash dividend per share                                       $        0.04375      $       0.03833



                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                                             (Unaudited)

                                              For the three months ended March 31, 2003
                                                  (In thousands, except share data)



                                                                                                        Unearned
                                                                Accumulated                           Compensation
                                                   Additional      Other                  Officers'       From             Total
                                         Common      Paid-In   Comprehensive   Retained     Stock      Restricted      Stockholders'
                                          Stock      Capital      Income       Earnings     Loans     Stock Awards         Equity
                                         -------- ------------ -------------- ----------- ----------  -------------  ---------------
Balance at December 31, 2002               $ 146     $ 70,875       $ 6,401    $ 39,995     $ (629)        $ (193)      $ 116,595

Net income                                    --           --            --       3,574         --             --           3,574
Other comprehensive loss:
 Unrealized loss on investments, net
  of tax and reclassification adjustment      --           --          (170)         --         --             --            (170)
 Unrealized loss on cash-flow hedging
  instrument, net of tax                      --           --           (32)         --         --             --             (32)
                                                                                                                     ---------------
Comprehensive income
                                                                                                                            3,372
                                                                                                                     ---------------
Issuance of common stock                       1          378            --          --         --             --             379
Compensation expense on stock
    options                                   --           22            --          --         --             --              22
Amortization of compensation expense
 from restricted stock awards issued          --           --            --          --         --             13              13
Cash dividends paid ($0.04375 per share)      --           --            --        (639)        --             --            (639)
                                         -------- ------------ -------------- ----------- ----------  -------------  ---------------
Balance at March 31, 2003                  $ 147     $ 71,275       $ 6,199    $ 42,930     $ (629)        $ (180)      $ 119,742
                                         ======== ============ ============== =========== ==========  =============  ===============


                                           PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                       For the three months ended March 31, 2003 and 2002
                                                         (In thousands)
                                                                                           Three months ended March 31,
                                                                                      ----------------------------------------
                                                                                            2003                   2002
                                                                                      ------------------     -----------------
Cash flows from operating activities:
    Net income                                                                              $ 3,574                $ 1,786
    Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization (accretion) and depreciation expense                                      365                    (43)
         Net realized investment loss (gain)                                                   (714)                   252
         Deferred income tax benefit                                                             (8)                  (154)
         Net change in premiums receivable, prepaid reinsurance
           premiums and unearned premiums                                                    (1,868)                 5,327
         Net change in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                        5,669                  4,544
         Decrease (increase) in:
             Accrued investment income                                                          225                     89
             Deferred policy acquisition costs                                                  293                   (702)
             Income tax recoverable/payable                                                   1,562                    831
             Other assets                                                                         4                    (36)
         Decrease in:
             Accounts payable and accrued expenses                                           (1,183)                  (266)
             Other liabilities                                                               (1,879)                    (3)
                                                                                      ------------------     -----------------
         Net cash provided by operating activities                                            6,040                 11,625
                                                                                      ------------------     -----------------

Cash flows from investing activities:
    Purchases of fixed maturities available for sale                                        (62,496)               (17,476)
    Proceeds from sales of equity securities                                                  6,447                  1,000
    Proceeds from sales and maturities of fixed maturities available for sale                46,963                  3,146
    Proceeds from maturities and calls of fixed maturities held to maturity                     686                  5,315
                                                                                      ------------------     -----------------
         Net cash used by investing activities                                               (8,400)                (8,015)
                                                                                      ------------------     -----------------

Cash flows from financing activities:
    Issuance of common stock                                                                    379                    100
    Principal payments on capital lease obligations, affiliate                                  (39)                   (36)
    Dividends paid                                                                             (639)                  (442)
                                                                                      ------------------     -----------------
         Net cash used by financing activities                                                 (299)                  (378)
                                                                                      ------------------     -----------------

Increase (decrease) in cash                                                                  (2,659)                 3,232
Cash, beginning of period                                                                     9,796                 13,129
                                                                                      ------------------     -----------------
Cash, end of period                                                                        $  7,137           $     16,361
                                                                                      ==================     =================

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company. Approximately 32% of the outstanding common stock of PAGI was owned by Penn Independent Corporation ("Penn Independent") at March 31, 2003. The accompanying financial statements include the accounts of PAGI and its wholly-owned subsidiaries, Penn-America Insurance Company ("Penn-America") and its wholly-owned subsidiary, Penn-Star Insurance Company ("Penn-Star"); and Penn-America Statutory Trust I (the "Trust") (collectively the "Company").

         The Company markets and underwrites general liability, commercial property, and multi-peril insurance for small businesses located primarily in small towns and suburban and rural areas. The Company is licensed to write business in all 50 states and the District of Columbia. The Company writes business on both an admitted and non-admitted basis in 37 states, on only an admitted basis in one state and on only a non-admitted basis in 12 states and the District of Columbia.

         The accompanying condensed unaudited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these condensed unaudited consolidated financial statements and notes be read in conjunction with the financial statements and notes in the Company's 2002 Annual Report which was incorporated by reference into the Company's Form 10-K for the year ended December 31, 2002. The Company's results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $6,200,000 and $3,100,000 for the three months ended March 31, 2003 and 2002, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $3,869,000 and $1,700,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 3 - Comprehensive Income

           For the three months ended March 31, 2003, comprehensive income was $3,372,000, which consisted of net income of $3,574,000 and other comprehensive loss of $202,000 related to net unrealized losses on investments and a cash flow hedging instrument. For the three months ended March 31, 2002, comprehensive income was $769,000, which consisted of net income of $1,786,000 and other comprehensive loss of $1,017,000 related to net unrealized losses on investments.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)


Note 4 - Net Income Per Share

         Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted net income per share includes the potential dilution that could occur if outstanding contracts to issue common stock were exercised and converted to common stock. The following is a reconciliation of the basic and diluted net income per share computations:



     (in thousands, except per share data)                                 Three months ended March 31,
     -------------------------------------------------------------------------------------------------------
                                                                            2003                 2002
                                                                       ----------------    -----------------
     Basic per share computation:
          Net income                                                   $        3,574      $         1,786


          Weighted average common shares outstanding                       14,591,096           11,536,694
                                                                       ----------------    -----------------

     Basic net income per share                                        $         0.24      $          0.15
                                                                       ================    =================

     Diluted per share computation:
          Net income                                                   $        3,574      $         1,786

          Weighted average common shares outstanding                       14,591,096           11,536,694

          Additional shares outstanding after the assumed
             assumed exercise of stock options
             by applying  the treasury stock method                           207,817              173,788
                                                                       ----------------    -----------------

          Total shares                                                     14,798,913           11,710,482
                                                                       ================    =================

     Diluted net income per share                                      $         0.24      $          0.15
                                                                       ================    =================

Note 5 - Segment Information

         The Company has only one reportable segment. In 1999, the Company exited the non-standard personal automobile line of business and announced that it would run-off its remaining portfolio of such business. For the three months ended March 31, 2003 and 2002, amounts relating to the non-personal automobile business were not material to the financial statements presented, and therefore, are not presented separately.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 6 - Stock Options

         On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), and SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") by implementing the modified prospective transition method permitted under SFAS 148. This method requires the Company to record compensation expense in 2003, and annually thereafter, as if the fair value recognition method had been used since January 1, 1995. For the three months ended March 31, 2003, $22,000 of compensation expense was recorded.

         Prior  to  January  1,  2003,  the  Company   applied  the  recognition
principles of APB No. 25, Accounting for Stock Issued to Employees, and, accordingly, no compensation expense was recognized. If the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2002, $62,000 of compensation expense would have been recorded. The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2002 as if the Company had applied the fair value recognition provisions of SFAS 123.


                                                                                                Three
                                                                                            Months Ended
                    (in thousands, except per share data)                                  March 31, 2002
                    ----------------------------------------------------------------------------------------
                    Net income:
                        As reported                                                      $       1,786
                        Pro forma                                                                1,745

                    Basic and diluted income per share:
                        As reported                                                      $         0.15
                        Pro forma                                                                  0.15


Note 7 - Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures

         The Company has executed a letter of intent to issue $15 million of floating rate trust preferred securities by a business trust subsidiary to be established by the Company. These securities will have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but the Company may not declare or pay cash dividends on its common stock. The Company will guarantee all obligations of the business trust subsidiary with respect to distributions and payments of these securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 7 - Company Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trust Holding SolelyJunior Subordinated Debentures (continued)

         Proceeds from the sale of these securities by the business trust subsidiary will be used to acquire $15 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These debentures will have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the business trust subsidiary. The intended use of the proceeds from these debentures is to support growth in the Company's insurance operations and for general corporate purposes. The transactions are expected to close on May 15, 2003.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2003 and 2002

         Premiums earned increased 49.5% to $34.4 million for the three months ended March 31, 2003, compared with $23.0 million for the same period in 2002, due to the growth in net written premiums over the last 12 months.

         Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 34.5% for the three months ended March 31, 2003 to $40.4 million, compared with $30.0 million for the three months ended March 31, 2002. The increase was attributable to rate increases, growth in new business and higher average exposures per policy.

         Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased to $6.4 million for the three months ended March 31, 2003, compared with $3.6 million for the three months ended March 31, 2002. The increase in ceded written premiums was due primarily to growth in gross written premiums and an approximately 32.0% percent increase in reinsurance rates on the Company's multiple-line excess of loss treaty.

         Net written premiums, which are gross written premiums less ceded written premiums, increased 28.9% for the three months ended March 31, 2003 to $34.0 million, compared with $26.4 million for the three months ended March 31, 2002. The increase in net written premiums was consistent with the increase in gross written premiums, but was offset partially by higher reinsurance costs.

         Net investment income increased to $3.2 million for the three months ended March 31, 2003, compared with $2.8 million for the three months ended March 31, 2002, primarily due to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

         Net realized investment gain was $714,000 for the three months ended March 31, 2003, compared to a net realized investment loss of $252,000 for the three months ended March 31, 2002. The net realized investment gain for 2003 is attributable to the sale of certain of the Company's fixed-maturity securities and all of the Company's common stock investments.

           Losses and loss adjustment expenses increased 44.0% to $22.0 million for the three months ended March 31, 2003, compared with $15.3 million for the three months ended March 31, 2002. The loss ratio for the three months ended March 31, 2003 was 64.1, compared with 66.5 for the three months ended March 31, 2002. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio is primarily attributable to rate increases implemented in 2002 and 2003.

         Amortization of deferred policy acquisition costs ("ADAC") increased 43.4% to $8.6 million for the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002 primarily due to the growth in premiums earned.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

         Other underwriting expenses increased 23.5% to $2.0 million for the three months ended March 31, 2003 from $1.7 million for the three months ended March 31, 2002 primarily due to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

         The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 95.1 for the three months ended March 31, 2003 from
99.9 for the three months ended March 31, 2002. The loss ratio improved to 64.1 for the three months ended March 31, 2003 from 66.5 for the three months ended March 31, 2002. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 31.0 for the three months ended March 31, 2003 from 33.4 for the three months ended March 31, 2002. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

         Interest expense increased to $304,000 for the three months ended March 31, 2003 from $35,000 for the three months ended March 31, 2002 primarily due to interest expense on $15.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures ("Trust Preferred Securities") issued in December 2002.

         The factors described above resulted in net income for the three months ended March 31, 2003 of $3.6 million or $0.24 per share (basic and diluted), compared with $1.8 million or $0.15 per share (basic and diluted) for the three months ended March 31, 2002.

Catastrophe Losses

         The Company received several claims related to a series of severe storms in the Midwestern states occurring between May 2 and May 11, 2003. The Company is investigating these claims and is currently unable to reasonably estimate the amount of its liabilities related to these storms. The Company limits its exposure to catastrophic events by maintaining a catastrophic loss reinsurance program which provides coverage of $29 million per occurrence in excess of $1 million per occurrence. The Company's catastrophic loss reinsurance program limits an occurence to all individual losses during any period of 72 consectutive hours arising from the same event. Since these storms occurred over a period of 10 days, the Company has not yet determined if this event will be deemed to be one or more occurrences under the Company's catastrophic loss reinsurance program.


Critical Accounting Estimates and Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         The Company has identified that the establishment of reserves for unpaid losses and loss adjustment expenses and the valuation of investments are critical accounting estimates because they involve a high degree of judgment. Although variability is inherent in these estimates, the Company believes the amounts provided are appropriate based upon facts available at this time. See the Investment Portfolio section beginning on page 16 for information related to the valuation of investments.

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

         The Company determines loss adjustment expenses as a percentage of expected indemnity losses based on historical patterns adjusted to current experience.

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

         The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation; or the extraordinary future emergence of new types of losses not sufficiently represented in the Company's historical experience, or that cannot yet be quantified. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. The Company does not discount its loss reserves.

         The Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured is a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to medical condition called silicosis. This is the only insured with which the Company has open claims relating to this type of injury. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability and a $5,000 insured deductible per claim. At this time, it is not possible to evaluate the probability of a favorable or unfavorable outcome on these claims. The Company believes that the amount of losses or loss adjustment expenses will not have a material effect on the Company's financial position or results of operations.

         During the first three months of 2003, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $320,000, primarily due to an increase in estimates for loss and loss adjustment expense reserves for the exited commercial automobile lines of business. The increase in these estimates is primarily attributable to an increase in the expected loss adjustment expenses relating to open claims at March 31, 2003.

         In addition, the Company reduced its estimates for loss and loss adjustment expense reserves for the commercial property lines of business for the 2002 accident year by $900,000. This reduction was fully offset by an increase in the Company's estimate for the commercial liability lines of business due to the development of outstanding claim reserves on claims occurring in various accident years.

Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. At March 31, 2003, PAGI's capital structure consisted of common stockholders' equity of $119.7 million and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of $15.0 million.

         The Company has executed a letter of intent to issue $15 million of floating rate trust preferred securities by a business trust subsidiary to be established by the Company. These securities will have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but the Company may not declare or pay cash dividends on its common stock. The Company will guarantee all obligations of the business trust subsidiary with respect to distributions and payments of these securities.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

         Proceeds from the sale of these securities by the business trust subsidiary will be used to acquire $15 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These debentures will have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the business trust subsidiary. The intended use of the proceeds from these debentures is to support growth in the Company's insurance operations and for general corporate purposes. The transactions are expected to close on May 15, 2003.

         PAGI's principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders, corporate expenses and interest on its debentures, is dividends from Penn-America Insurance Company. PAGI has no planned capital expenditures that could have an impact on its long-term liquidity needs.

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

         The Company's insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory policyholders' surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Penn-America Insurance Company to PAGI for 2003 is $11,026,200. For the three months ended March 31, 2003, ordinary dividends paid by Penn-America Insurance Company to PAGI were $500,000. Penn-America Insurance Company's ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and policyholders' surplus, which, in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends paid to PAGI. As of March 31, 2003, Penn-America Insurance Company's policyholders' surplus was $114.4 million, and included unassigned surplus of $28.9 million.

         Penn-America and Penn-Star are required by law to maintain a certain minimum level of policyholders' surplus on a statutory basis. Policyholders' surplus is calculated by subtracting total liabilities from total assets. The National Association of Insurance Commissioners adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2002, the policyholders' surplus of Penn-America Insurance Company and Penn-Star Insurance Company was in excess of the prescribed risk-based capital requirements. Penn-America Insurance Company's policyholders' surplus at December 31, 2002 was $110,262,000 and its regulatory action level was $22,532,000. Penn-Star Insurance Company's policyholders' surplus at December 31, 2002 was $37,356,000 and its regulatory action level was $8,276,000.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

         The Company has generated positive cash flows from operations to meet its short-term liquidity requirements. Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2003 and $11.6 million for the three months ended March 31, 2002.

         Net cash used by investing activities was $8.4 million for the three months ended March 31, 2003 and $8.0 million for the three months ended March 31, 2002.

         Net cash used by financing activities was $299,000 for the three months ended March 31, 2003 and $378,000 for the three months ended March 31, 2002.

Investment Portfolio

         The Company's investment strategy emphasizes quality, liquidity, and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The Company outsources the management of its investment portfolio to Gen Re New England Asset Management, Inc. ("NEAMS"). In accordance with the asset management agreement between the Company and NEAMS, all investment transactions are approved by the Investment Committee of the Company within 60 days of their initiation by NEAMS. At March 31, 2003, the Company held a total of $282.9 million in cash and investments. Of this amount, cash and cash equivalents represented $7.1 million, equity securities, consisting solely of preferred stock, represented $11.9 million, and fixed-maturity securities represented $263.9 million.

         The Company's cash and investments portfolio mix as of March 31, 2003 was as follows:

  Fixed-income:
         U.S. Treasury securities and obligations of U.S. government agencies                         6%
         Corporate securities                                                                        35%
         Mortgage-backed securities                                                                   6%
         Other structured securities                                                                 26%
         Municipal securities                                                                        20%
                                                                                                  --------
  Total fixed income                                                                                 93%
  Cash                                                                                                3%
  Preferred stock                                                                                     4%
                                                                                                  --------
                                                                                                    100%
                                                                                                  ========


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

         The Company's fixed-maturity portfolio of $263.9 million was 93% of the total cash and investments as of March 31, 2003. Approximately 93% of these securities were rated "A" or better by Standard & Poor's. Standard & Poor's rates publicly traded securities in 20 categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. Equity securities, which consist solely of preferred stocks, were $11.9 million or 4% of total cash and investments as of March 31, 2003.

         The quality of the fixed maturity portfolio as of March 31, 2003 was as follows:

      "AAA"                                                52%
      "AA"                                                 15%
      "A"                                                  26%
      "BBB"                                                 6%
      Below "BBB"                                           1%
                                                      ---------
                                                          100%
                                                      =========


         As of March 31, 2003, our investment portfolio contained corporate fixed-maturity and preferred stock securities with a market value of $111.0 million. A summary of these securities by industry segment is as follows:

      Financial institutions                               36%
      Consumer, non-cyclical                               21%
      Utilities                                            19%
      Communications                                       10%
      Industrial                                            4%
      Energy                                                3%
      Basic materials                                       3%
      Consumer, cyclical                                    2%
      Technology                                            2%
                                                      ---------
                                                          100%
                                                      =========


         As of March 31, 2003, the investment portfolio contained $90.5 million of mortgage-backed, asset-backed and collateralized mortgage obligations. All of these securities were rated "A" or better and 85% were rated "AAA" by Standard & Poor's. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no real estate or mortgages in the investment portfolio as of March 31, 2003.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


         The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company's ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company's securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of March 31, 2003:


                                 Number                                          Gross               Six                More
                                   of            Fair           Book          Unrealized            Months              Than
(in thousands)                 Securities       Value          Value            Losses             or Less           Six Months
--------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities            21          $26,208       $26,378             $170            $  170                 --


         As of March 31, 2003, the Company's fixed-maturity investment portfolio had 21 securities with 170,000 of gross unrealized losses. No single issuer had an unrealized loss position of greater than $30,000. There were no equity securities, which consist solely of preferred stocks, in an unrealized loss position as of March 31, 2003.


Forward-Looking Statements

         Certain information included in management's discussion and analysis of financial condition and results of operations and elsewhere in this report are not historical facts but are forward-looking statements including, but not limited to, such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the company provides the following cautionary remarks regarding important factors which, among others, could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, results of the company's business, and the other matters referred to above include, but are not limited to: (1) risks inherent in establishing loss and loss adjustment expense reserves; (2) uncertainties relating to the financial ratings of the company's insurance subsidiaries; (3) uncertainties relating to government and regulatory policies;
(4)  uncertainties  arising from the cyclical nature of the company's  business;
(5) changes in the company's relationships with, and the capacity of, its general agents; and (6) the risk that the company's reinsurers may not be able to fulfill their obligations to the company. For additional disclosure regarding potential risk factors, refer to documents filed by the company with the Securities and Exchange Commission, including the company's 2002 10-K.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk is the potential economic loss principally arising from adverse changes in the market value of its investment portfolio. The major component of market risk affecting the Company's investment portfolio is interest rate risk. The Company eliminated its underlying exposure to equity price risk, as all of its common stock was sold in the first quarter of 2003.

         The Company had fixed-maturity and preferred stock investments with a market value of $275.8 million at March 31, 2003 subject to interest rate risk. The Company manages its exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the liability and capital position of the Company.

         The Company's market risk associated with exposure to interest rate risk at March 31, 2003 has not materially changed from that identified at December 31, 2002.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                             Controls and Procedures


         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities and Use of Proceeds - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    An Exhibit Index has been filed as part of this report on page E-1

               (b)  Reports on Form 8-K

                    On January 17, 2003, the Company filed a current report on Form 8-K announcing that Martin Sheffield had tendered his resignation as a Director of the Company for business reasons and that Richard L. Duszak, CPA shall take his place.

                    On January 22, 2003, the Company filed a current report on Form 8-K announcing that the Company released its earnings for the fourth quarter and year end of 2002.

                    On February 6, 2003, the Company filed a current report on Form 8-K announcing the availability of materials presented by Jon Saltzman, President and CEO, and Joseph Morris, Sr. Vice President, CFO and Treasurer at the Tenth Annual Emerald Groundhog Day Investment Forum.

                    On March 3, 2003, the Company filed a current report on Form 8-K announcing the availability of its Annual Statements for its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's web-site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Penn-America Group, Inc.


Date:      May 14, 2003                    By:     /s/ Jon S. Saltzman
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


Date: May 14, 2003                       /s/ Jon S. Saltzman
                                         -------------------
                                         Jon S. Saltzman
                                         President and Chief Executive Officer

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


Date: May 14, 2003            /s/ Joseph F. Morris
                              --------------------
                              Joseph F. Morris
                              Senior Vice President, Chief Financial Officer
                              and Treasurer

Exhibit No.                        Description

10.1           Property  and   Casualty   Excess  of  Loss   Agreement   between
               Penn-America Insurance Company, Penn-Star Insurance Company and American Reinsurance Company, effective January 1, 2003.

99.1 Certification of Chief Executive Officer of Penn-America Group, Inc., dated May 14, 2003 in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Executive Officer of Penn-America Group, Inc., dated May 14, 2003 in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.