Form 10-Q
period 2003-06-30
PENN AMERICA GROUP INC
filed 2003-08-07
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2003
                                              ----------------------------------

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                   ---------------       ---------------

Commission file number                   0-22316
                                   --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                23-2731409
----------------------------------       ---------------------------------------
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
Yes      X    No
       -----      ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      X    No
                                                    -----      ----

At August 1, 2003, 14,713,480 shares of the registrant's common stock, $0.01 par value, were outstanding.




                    Penn-America Group, Inc. and SubsidiarIES
                                      Index


                                                                                            Page Number
                                                                                            -----------

Part I - Financial Information

      Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2003 (unaudited) and
                December 31, 2002                                                                    3

         Consolidated Unaudited Statements of Operations - For the three
                 and six months ended June 30, 2003 and 2002                                         4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the six months ended June 30, 2003                                               5

         Consolidated Unaudited Statements of Cash Flows -
                For the six months ended June 30, 2003 and 2002                                      6

         Notes to Unaudited Consolidated Financial Statements                                        7

      Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                        11

      Item 3. Quantitative and Qualitative Disclosure About Market Risk                             21

      Item 4. Controls and Procedures                                                               22

Part II - Other Information                                                                         23






                                        PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                           (In thousands, except share data)

                                                                                           June 30,            December 31,
                                                                                              2003                 2002
                                                                                        ----------------     -----------------
                                                                                          (Unaudited)
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost, $272,127 and $237,450)          $ 283,893           $ 246,583
       Held to maturity, at amortized cost (fair value, $1,306 and $2,017)                    1,276               1,963
    Equity securities, at fair value (cost, $10,716 and $17,859)                             12,000              18,625
                                                                                          ---------           ---------
       Total investments                                                                    297,169             267,171
Cash and cash equivalents                                                                    14,871               9,796
Accrued investment income                                                                     3,115               3,196
Premiums receivable                                                                          20,042              12,564
Reinsurance recoverable                                                                      29,582              27,843
Prepaid reinsurance premiums                                                                 10,993               8,965
Deferred policy acquisition costs                                                            14,883              13,159
Capital lease, affiliate                                                                      1,535               1,579
Deferred income taxes                                                                         1,289               2,105
Income tax recoverable                                                                         --                    60
Other assets                                                                                  1,098                 801
                                                                                          ---------           ---------
       Total assets                                                                       $ 394,577           $ 347,239
                                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                              $ 148,205           $ 137,747
  Unearned premiums                                                                          76,659              65,365
  Accounts payable and accrued expenses                                                       7,332               7,700
  Capitalized lease obligation, affiliate                                                     1,351               1,428
  Company obligated mandatorily redeemable preferred securities of
         subsidiary trusts holding solely junior subordinated debentures                     30,000              15,000
  Income tax payable                                                                            159                --
  Other liabilities                                                                           4,993               3,404
                                                                                          ---------           ---------
         Total liabilities                                                                  268,699             230,644
                                                                                          ---------           ---------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    None issued                                                                                --                  --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued and outstanding, 14,708,980 and 14,572,098 shares                                    147                 146
  Additional paid-in capital                                                                 71,991              70,875
  Accumulated other comprehensive income                                                      8,251               6,401
  Retained earnings                                                                          46,289              39,995
  Officers' stock loans                                                                        (583)               (629)
  Unearned compensation from restricted stock awards                                           (217)               (193)
                                                                                          ---------           ---------
         Total stockholders' equity                                                         125,878             116,595
                                                                                          ---------           ---------
         Total liabilities and stockholders' equity                                       $ 394,577           $ 347,239
                                                                                          =========           =========





                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

            For the three and six months ended June 30, 2003 and 2002
                        (In thousands, except share data)


                                                        Three months ended June 30,          Six months ended June 30,
                                                   ----------------------------------  -------------------------------
                                                         2003                 2002            2003              2002
                                                   ------------------   -------------  -------------------  ----------
Revenues
Premiums earned                                       $     36,295     $     27,234      $     70,660     $     50,217
Net investment income                                        3,244            2,925             6,457            5,758
Net realized investment gain (loss)                            431           (1,093)            1,145           (1,345)
                                                      ------------     ------------      ------------     ------------
    Total revenues                                          39,970           29,066            78,262           54,630
                                                      ------------     ------------      ------------     ------------

Losses and expenses
Losses and loss adjustment expenses                         22,185           17,364            44,197           32,650
Amortization of deferred policy acquisition costs            9,073            6,739            17,690           12,750
Other underwriting expenses                                  2,326            2,166             4,372            3,823
Corporate expenses                                             234              233               419              344
Interest expense                                               409               35               713               70
                                                      ------------     ------------      ------------     ------------
    Total losses and expenses                               34,227           26,537            67,391           49,637
                                                      ------------     ------------      ------------     ------------


Income before income tax                                     5,743            2,529            10,871            4,993
Income tax expense                                           1,744              647             3,298            1,325
                                                      ------------     ------------      ------------     ------------

Net income                                            $      3,999     $      1,882      $      7,573     $      3,668
                                                      ============     ============      ============     ============

Net income per share:
   Basic                                              $       0.27     $       0.16      $       0.52     $       0.32
   Diluted                                            $       0.27     $       0.16      $       0.51     $       0.31

Weighted average shares outstanding:
   Basic                                                14,636,147       11,574,913        14,613,746       11,555,944
   Diluted                                              14,905,122       11,791,719        14,852,142       11,754,854

Cash dividends per share                              $    0.04375     $    0.03875      $    0.08750     $    0.07708





                                                                     PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                                                  Consolidated Statement of Stockholders' Equity
                                                                                    (Unaudited)

                                                                         For the six months ended June 30, 2003
                                                                            (In thousands, except share data)

                                                                                                            Unearned
                                                                           Accumulated                     Compensation
                                                             Additional       Other                Officers'  From        Total
                                                   Common     Paid-In     Comprehensive Retained    Stock   Restricted Stockholders'
                                                   Stock      Capital        Income     Earnings    Loans  Stock Awards   Equity
                                                ---------    ---------      -------    ---------    ------   ---------    ---------

Balance at December 31, 2002                    $     146    $  70,875            $    $  39,995    $ (629)  $    (193)   $ 116,595
                                                                                                                              6,401
Net income                                           --           --           --           --                                 --
                                                                                                                 7,573        7,573
Other comprehensive gain:
    Unrealized gain on investments, net
       of tax and reclassification adjustment        --           --           --
                                                                                           2,080      --          --          2,080
    Unrealized loss on cash-flow hedging
       instrument, net of tax                        --           --           (230)        --
                                                                                                      --          --           (230)
                                                                                                                          ---------
Comprehensive income
                                                                                                                              9,423
                                                                                                                          ---------
Issuance of common stock                                1        1,070         --           --
                                                                                                      --          --          1,071
Compensation expense on stock
    options                                          --             46         --           --
                                                                                                      --          --             46
Unearned compensation from restricted
    stock awards issued                              --           --           --
                                                                                            --        --           (51)         (51)
Amortization of compensation expense
    from restricted stock awards issued              --           --           --
                                                                                            --        --            27           27
Repayment of officers' stock loans
                                                                                                        46        --             46
Cash dividends paid ($0.08750 per share)             --           --           --
                                                                                          (1,279)     --          --         (1,279)
                                                ---------    ---------      -------    ---------    ------   ---------    ---------
Balance at June 30, 2003                        $     147    $  71,991     $  8,251    $  46,289     $(583)   $   (217)   $ 125,878
                                                =========    =========      =======    =========    ======   =========    =========



                                     Page 5



                                          PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

                                       For the six months ended June 30, 2003 and 2002
                                                        (In thousands)
                                                                                        Six months ended June 30,
                                                                                 ----------------------------------------
                                                                                       2003                   2002
                                                                                 ------------------     -----------------
Cash flows from operating activities:
    Net income                                                                         $   7,573           $   3,668
    Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization (accretion) and depreciation expense                                   813                (185)
         Net realized investment loss (gain)                                              (1,145)              1,345
         Deferred income tax benefit                                                        (137)               (516)
         Net change in premiums receivable, prepaid reinsurance
           premiums and unearned premiums                                                  1,788              13,298
         Net change in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                     8,719               8,011
         Decrease (increase) in:
             Accrued investment income                                                        81                (513)
             Deferred policy acquisition costs                                            (1,724)             (3,108)
             Income tax recoverable/payable                                                  219                 177
             Other assets                                                                     67                  11
         Increase (decrease) in:
             Accounts payable and accrued expenses                                          (368)              1,840
             Other liabilities                                                              (827)                 82
                                                                                       ---------           ---------
         Net cash provided by operating activities                                        15,059              24,110
                                                                                       ---------           ---------

Cash flows from investing activities:
    Purchases of fixed maturities available for sale                                    (100,869)            (54,296)
    Proceeds from sales of equity securities                                               6,697               1,000
    Proceeds from sales and maturities of fixed maturities available for sale             69,192               9,451
    Proceeds from maturities and calls of fixed maturities held to maturity                  686              12,130
                                                                                       ---------           ---------
         Net cash used by investing activities                                           (24,294)            (31,715)
                                                                                       ---------           ---------

Cash flows from financing activities:
    Issuance of common stock                                                               1,071                 295
    Net proceeds from the issuance of trust preferred securities                          14,549                --
    Principal payments on capital lease obligations, affiliate                               (77)                (71)
    Repayment of officers' loans                                                              46                --
    Dividends paid                                                                        (1,279)               (891)
                                                                                       ---------           ---------
         Net cash provided (used) by financing activities                                 14,310                (667)
                                                                                       ---------           ---------

Increase (decrease) in cash and cash equivalents                                           5,075              (8,272)
Cash and cash equivalents, beginning of period                                             9,796              13,129
                                                                                       ---------           ---------
Cash and cash equivalents, end of period                                               $  14,871           $   4,857
                                                                                       =========           =========



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company. Approximately 31% of the outstanding common stock of PAGI was owned by Penn Independent Corporation ("Penn Independent") at June 30, 2003. The accompanying financial statements include the accounts of PAGI and its wholly-owned subsidiaries, Penn-America Insurance Company ("Penn-America") and its wholly-owned subsidiary, Penn-Star Insurance Company ("Penn-Star"); Penn-America Statutory Trust I (the "Trust I"); and Penn-America Statutory Trust II (the "Trust II") (collectively the "Company").

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

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $6,706,000 and $4,100,000 for the three months ended June 30, 2003 and 2002, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $4,445,000 and $1,100,000 for the three months ended June 30, 2003 and 2002, respectively.

         Premiums earned are presented net of amounts ceded to reinsurers of $12,906,000 and $7,200,000 for the six months ended June 30, 2003 and 2002, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $8,314,000 and $2,800,000 for the six months ended June 30, 2003 and 2002, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 3 - Comprehensive Income

         For the three months ended June 30, 2003, comprehensive income was $6,051,000, which consisted of net income of $3,999,000 and other comprehensive gain of $2,052,000 related to net unrealized gains on investments and an unrealized loss on a cash flow hedging instrument. For the three months ended June 30, 2002, comprehensive income was $4,338,000, which consisted of net income of $1,882,000 and other comprehensive gain of $2,456,000 related to net unrealized gains on investments.

         For the six months ended June 30, 2003, comprehensive income was $9,423,000, which consisted of net income of $7,573,000 and other comprehensive gain of $1,850,000 related to net unrealized gains on investments and an unrealized loss on a cash flow hedging instrument. For the six months ended June 30, 2002, comprehensive income was $5,107,000, which consisted of net income of $3,668,000 and other comprehensive gain of $1,439,000 related to net unrealized gains on investments.

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


(in thousands, except share data)                        Three months ended June 30,            Six months ended June 30,
                                                    -------------------------------------    -----------------------------
                                                         2003                 2002                 2003           2002
                                                    ----------------    -----------------    --------------- -------------
Basic per share computation:
     Net income                                           $     3,999      $     1,882      $     7,573                $
                                                                                                                   3,668
                                                                                                                   1,786
     Weighted average common shares  (outstanding          14,636,147       11,574,913       14,613,746       11,555,944
                                                                                                              11,536,694
                                                          -----------      -----------      -----------      -----------

Basic net income per share                                $      0.27      $      0.16      $      0.52      $      0.32
                                                          ===========      ===========      ===========      ===========

Diluted per share computation:
     Net income                                                     $      $     1,882      $     7,573      $     3,668
                                                                                                                   3,999
     Weighted average common shares  (1)outstanding        14,636,147       11,574,913       14,613,746       11,555,944
     Additional shares outstanding after the assumed
        assumed exercise of stock options by
        applying the treasury stock method                    268,975          216,806          238,396          198,910
                                                          -----------      -----------      -----------      -----------
     Total shares                                          14,905,122       11,791,719       14,852,142       11,754,854
                                                          ===========      ===========      ===========      ===========

Diluted net income per share                              $      0.27      $      0.16      $      0.51      $      0.31
                                                          ===========      ===========      ===========      ===========


                                     Page 8

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 5 - Segment Information

         The Company has only one reportable segment. In 1999, the Company exited the non-standard personal automobile line of business and announced that it would run-off its remaining portfolio of such business. For the three and six months ended June 30, 2003 and 2002, amounts relating to the non-standard personal automobile business were not material to the financial statements presented, and therefore, are not presented separately.

Note 6 - Stock Options

         On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), and SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") by implementing the modified prospective transition method permitted under SFAS 148. This method requires the Company to record compensation expense in 2003, and annually thereafter, as if the fair value recognition method had been used since January 1, 1995. Compensation expense of $24,000 and $46,000 was recorded for the three and six months ended June 30, 2003.

         Prior  to  January  1,  2003,  the  Company   applied  the  recognition
principles of APB No. 25, Accounting for Stock Issued to Employees, and, accordingly, no compensation expense was recognized. If the Company had applied the fair value recognition provisions of SFAS 123 in 2002, compensation expense of $62,000 and $124,000 would have been recorded for the three and six months ended June 30, 2002. The following table illustrates the effect on net income and net income per share for the three and six months ended June 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123.


(in thousands, except share data)                     Three months ended June 30,    Six months ended June 30,
                                                      ---------------------------   ---------------------------
                                                       2003             2002            2003           2002
                                                     ---------       ---------       ---------       ---------
Net income, as reported                           $      3,999    $      1,882    $      7,573    $      3,668
   Add: Stock-based employee compensation



     included in net income, net of tax                                   --                30            --
                                                                                                            16
   Deduct: Stock-based employee compensation
     determined under the fair value based
     method, net of tax                                    (16)            (41)            (30)            (82)
                                                     ---------       ---------       ---------       ---------
Pro forma net income                              $      3,999    $      1,841    $      7,573    $      3,586
                                                     =========       =========       =========       =========

Basic net income per share:
     As reported                                  $       0.27    $       0.16    $       0.52    $       0.32

     Pro forma                                    $       0.27    $       0.16    $       0.52    $       0.31


Diluted net income per share:
     As reported                                  $       0.27    $       0.16    $       0.51    $       0.31

     Pro forma                                    $       0.27    $       0.16    $       0.51    $       0.31


                                     Page 9

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 7  -Company  Obligated  Mandatorily   Redeemable  Preferred  Securities  of
         Subsidiary Trusts Holding Solely Junior Subordinated Debentures

         On May 15, 2003, Penn-America Statutory Trust II ("the Trust II"), a business trust subsidiary formed by PAGI, issued $15 million of floating rate trust preferred securities ("Trust Preferred Securities"). These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on its common stock. The Company guarantees all obligations of the Trust II with respect to distributions and payments of these securities.

         Proceeds from the sale of these securities by the Trust II were used to acquire $15 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These debentures have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the Trust II. The intended use of the proceeds from these debentures is to support growth in the Company's insurance operations and for general corporate purposes.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. In accordance with SFAS 150, the Company's Trust Preferred Securities were classified as a liability on the Consolidated Balance Sheets and the related distributions were recorded as interest expense on the Consolidated Statements of Operations. Therefore, the adoption of SFAS 150 will have no effect on the Company's financial statements.

Note 8 - Unpaid Losses and Loss Adjustment Expenses

         During the first six months of 2003, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $0.9 million. This increase is primarily due to an increase of $1.9 million in estimates for loss and loss adjustment expense reserves for the exited commercial automobile lines of business. In 2003, the Company experienced an unanticipated increase in paid allocated loss adjustment expenses on its remaining open commercial automobile liability claims. Consequently, combined with the unanticipated 2003 activity and review of open claims at June 30, 2003, the Company increased its estimates for loss and loss adjustment expense reserves.

         Significantly offsetting the increase in incurred losses and loss adjustment expenses attributable to insured events of prior years for the exited commercial automobile lines of business is a reduction of $1.0 million in estimates for the commercial property and casualty lines of business. This reduction consists of a reduction in the Company's estimate for the commercial property lines of business by $2.1 million relating primarily to the 2002 accident year, partially offset by an increase in the Company's estimate for the commercial liability lines of business of $1.1 million due to the development of outstanding claim reserves on claims occurring in various accident years.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2003 and 2002

         Premiums earned increased 33.3% to $36.3 million for the three months ended June 30, 2003, compared with $27.2 million for the same period in 2002, due to the growth in net written premiums over the last 12 months.

         Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 20.4% for the three months ended June 30, 2003 to $54.5 million, compared with $45.2 million for the three months ended June 30, 2002. The increase was attributable to rate increases, growth in new business and higher average exposures per policy.

         Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased to $8.6 million for the three months ended June 30, 2003, compared with $6.5 million for the three months ended June 30, 2002. The increase in ceded written premiums was due primarily to growth in gross written premiums and an approximately 7.0% percent increase in reinsurance rates on the Company's multiple-line excess of loss treaty.

         Net written premiums, which are gross written premiums less ceded written premiums, increased 18.7% for the three months ended June 30, 2003 to $45.9 million, compared with $38.7 million for the three months ended June 30, 2002. The increase in net written premiums was consistent with the increase in gross written premiums, but was offset partially by higher reinsurance costs.

         Net investment income increased to $3.2 million for the three months ended June 30, 2003, compared with $2.9 million for the three months ended June 30, 2002, primarily due to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

         Net realized investment gain was $0.4 for the three months ended June 30, 2003, compared to a net realized investment loss of $1.1 million for the three months ended June 30, 2002. The net realized investment gain for the three months ended June 30, 2003 was primarily attributable to the sale of certain of the Company's fixed-maturity securities. The net realized investment loss for the three months ended June 30, 2002 was primarily attributable to other-than-temporary impairment write-downs of $1.1 million on the Company's equity investment in exchange-traded funds.

         Losses and loss adjustment expenses increased 27.8% to $22.2 million for the three months ended June 30, 2003, compared with $17.4 million for the three months ended June 30, 2002. The loss ratio for the three months ended June 30, 2003 was 61.1, compared with 63.8 for the three months ended June 30, 2002. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio was primarily attributable to rate increases implemented in 2002 and 2003 partially offset by an increase in catastrophe related losses, which were $1.1 million for the three months ended June 30, 2003 and $0.7 million for the three months ended June 30, 2002. This increase in catastrophe related losses was primarily

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


due to claims the Company received on a series of severe storms in the Midwestern states which occurred in the second quarter of 2003.

         Amortization of deferred policy acquisition costs ("ADAC") increased 34.6% to $9.1 million for the three months ended June 30, 2003 from $6.7 million for the three months ended June 30, 2002 primarily due to the growth in premiums earned.

         Other underwriting expenses increased 7.4% to $2.3 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002, primarily due to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

         The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 92.5 for the three months ended June 30, 2003 from
96.5 for the three months ended June 30, 2002. The loss ratio improved to 61.1 for the three months ended June 30, 2003 from 63.8 for the three months ended June 30, 2002. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 31.4 for the three months ended June 30, 2003 from 32.7 for the three months ended June 30, 2002. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

         Interest expense increased to $409,000 for the three months ended June 30, 2003 from $35,000 for the three months ended June 30, 2002, primarily due to interest expense on the Company's Trust Preferred Securities.

         The factors described above resulted in net income for the three months ended June 30, 2003 of $4.0 million or $0.27 per share (basic and diluted), compared with $1.9 million or $0.16 per share (basic and diluted) for the three months ended June 30, 2002.


Six Months Ended June 30, 2003 and 2002

         Premiums earned increased 40.7% to $70.7 million for the six months ended June 30, 2003, compared with $50.2 million for the same period in 2002, due to the growth in net written premiums over the last 12 months.

         Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 26.1% for the six months ended June 30, 2003 to $94.9 million, compared with $75.3 million for the six months ended June 30, 2002. The increase was attributable to rate increases, growth in new business and higher average exposures per policy.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased to $15.0 million for the six months ended June 30, 2003, compared with $10.2 million for the six months ended June 30, 2002. The increase in ceded written premiums was due primarily to growth in gross written premiums and an approximately 16.0% percent increase in reinsurance rates on the Company's multiple-line excess of loss treaty.

         Net written premiums, which are gross written premiums less ceded written premiums, increased 22.8% for the six months ended June 30, 2003 to $79.9 million, compared with $65.1 million for the six months ended June 30, 2002. The increase in net written premiums was consistent with the increase in gross written premiums, but was offset partially by higher reinsurance costs.

         Net investment income increased to $6.5 million for the six months ended June 30, 2003, compared with $5.8 million for the six months ended June 30, 2002, primarily due to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

         Net realized investment gain was $1.1 million for the six months ended June 30, 2003, compared to a net realized investment loss of $1.3 million for the six months ended June 30, 2002. The net realized investment gain for the six months ended June 30, 2003 was primarily attributable to the sale of certain of the Company's fixed-maturity securities and all of the Company's common stock investments. The net realized investment loss for the six months ended June 30, 2002 was primarily attributable to other-than-temporary impairment write-downs of $1.3 million on the Company's equity investment in exchange-traded funds.

         Losses and loss adjustment expenses increased 35.4% to $44.2 million for the six months ended June 30, 2003, compared with $32.7 million for the six months ended June 30, 2002. The loss ratio for the six months ended June 30, 2003 was 62.5, compared with 65.0 for the six months ended June 30, 2002. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio was primarily attributable to rate increases implemented in 2002 and 2003, partially offset by an increase in catastrophe related losses, which were $1.7 million for the six months ended June 30, 2003 and $0.8 million for the six months ended June 30, 2002. This increase in catastrophe related losses was primarily due to claims the Company received on a series of severe storms in the Midwestern states which occurred in the second quarter of 2003.

         Amortization of deferred policy acquisition costs ("ADAC") increased 38.7% to $17.7 million for the six months ended June 30, 2003 from $12.8 million for the six months ended June 30, 2002, primarily due to the growth in premiums earned.

         Other underwriting expenses increased 14.4% to $4.4 million for the six months ended June 30, 2003 from $3.8 million for the six months ended June 30, 2002, primarily due to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 93.7 for the six months ended June 30, 2003 from
98.0 for the six months ended June 30, 2002. The loss ratio improved to 62.5 for the six months ended June 30, 2003 from 65.0 for the six months ended June 30, 2002. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 31.2 for the six months ended June 30, 2003 from 33.0 for the six months ended June 30, 2002. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

         Interest expense increased to $713,000 for the six months ended June 30, 2003 from $70,000 for the six months ended June 30, 2002 primarily due to interest expense on the Company's Trust Preferred Securities.

         The factors described above resulted in net income for the six months ended June 30, 2003 of $7.6 million or $0.52 per basic share and $0.51 per diluted share, compared with $3.7 million or $0.32 per basic share and $0.31 per diluted share for the six months ended June 30, 2002.

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

         The Company has identified that the establishment of reserves for unpaid losses and loss adjustment expenses and the valuation of certain investments are critical accounting estimates because they involve a high degree of judgment. Although variability is inherent in these estimates, the Company believes the amounts provided are appropriate based upon facts available at this time. See the Investment Portfolio section beginning on page 18 for information related to the valuation of investments.

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

         The establishment of loss and loss adjustment expense reserves makes no provision for the prospective broadening of coverage by legislative action or judicial interpretation; or the extraordinary future emergence of new types of losses not sufficiently represented in the Company's historical experience, or that cannot yet be quantified. The Company regularly reviews pricing and reserving methodologies to assist in estimating its reserves so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. The Company does not discount its loss reserves.

         The Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured is a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. This is the only insured with which the Company has open claims relating to this type of injury. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability and a $5,000 insured deductible per claim. As of June 30, 2003, the Company believes that its ultimate obligations for these claims are included in its best estimate for unpaid losses and loss adjustment expense reserves. Therefore, the Company believes that the amount of losses or loss adjustment expenses related to these claims will not have a material effect on the Company's financial position or results of operations.

         During the first six months of 2003, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $0.9 million. This increase is primarily due to an increase of $1.9 million in estimates for loss and loss adjustment expense reserves for the exited commercial

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


automobile lines of business. In 2003, the Company experienced an unanticipated increase in paid allocated loss adjustment expenses on its remaining open commercial automobile liability claims. Consequently, combined with the unanticipated 2003 activity and review of open claims at June 30, 2003, the Company increased its estimates for loss and loss adjustment expense reserves.

          Significantly offsetting the increase in incurred losses and loss adjustment expenses attributable to insured events of prior years for the exited commercial automobile lines of business is a reduction of $1.0 million in estimates for the commercial property and casualty lines of business. This reduction consists of a reduction in the Company's estimate for the commercial property lines of business by $2.1 million relating primarily to the 2002 accident year, partially offset by an increase in the Company's estimate for the commercial liability lines of business of $1.1 million due to the development of outstanding claim reserves on claims occurring in various accident years.

Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. At June 30, 2003, PAGI's capital structure consisted of common stockholders' equity of $125.9 million and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of $30.0 million.

         On May 15, 2003, Penn-America Statutory Trust II ("the Trust II"), a business trust subsidiary formed by PAGI, issued $15 million of floating rate trust preferred securities ("Trust Preferred Securities"). These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on its common stock. The Company guarantees all obligations of the Trust II with respect to distributions and payments of these securities.

         Proceeds from the sale of these securities by the Trust II were used to acquire $15 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These debentures have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the Trust II. The intended use of the proceeds from these debentures is to support growth in the Company's insurance operations and for general corporate purposes.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. In accordance with SFAS 150, the Company's Trust Preferred Securities were classified as a liability on the Consolidated Balance Sheets and the related distributions were recorded as interest expense on the Consolidated Statements of Operations. Therefore, the adoption of SFAS 150 will have no effect on the Company's financial statements.

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

         The Company's insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Penn-America Insurance Company to PAGI for 2003 is $11,026,200. For the six months ended June 30, 2003, ordinary dividends paid by Penn-America Insurance Company to PAGI were $1,400,000. Penn-America Insurance Company's ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and statutory surplus, which, in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends paid to PAGI. As of June 30, 2003, Penn-America Insurance Company's statutory surplus was $116,760,000, and included unassigned surplus of $31,220,000.

         Penn-America and Penn-Star are required by law to maintain a certain minimum level of statutory surplus. Statutory surplus is calculated by subtracting total liabilities from total assets. The National Association of Insurance Commissioners adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer's assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2002, the statutory surplus of Penn-America Insurance Company and Penn-Star Insurance Company was in excess of the prescribed risk-based capital requirements. Penn-America Insurance Company's statutory surplus at December 31, 2002 was
$110,262,000 and its regulatory action level was $22,532,000. Penn-Star Insurance Company's statutory surplus at December 31, 2002 was $37,356,000 and its regulatory action level was $8,276,000.

         The Company has generated positive cash flows from operations to meet its short-term liquidity requirements. Net cash provided by operating activities was $15.1 million for the six months ended June 30, 2003 and $24.1 million for the six months ended June 30, 2002.

         Net cash used by investing activities was $24.3 million for the six months ended June 30, 2003 and $31.7 million for the six months ended June 30, 2002.

         Net cash provided by financing activities was $14.3 million for the six months ended June 30, 2003 due primarily to the issuance of $15.0 million of Trust Preferred Securities in the second quarter of 2003 compared to net cash used by financing activities of $0.7 million for the six months ended June 30, 2002.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Portfolio

         The Company's investment strategy emphasizes quality, liquidity, and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The Company outsources the management of its investment portfolio to Gen Re New England Asset Management, Inc. ("NEAMS"). In accordance with the asset management agreement between the Company and NEAMS, all investment transactions are approved by the Investment Committee of the Company within 60 days of their initiation by NEAMS. At June 30, 2003, the Company held a total of $312.0 million in cash and investments. Of this amount, cash and cash equivalents represented $14.9 million, equity securities, consisting solely of preferred stock, represented $12.0 million, and fixed-maturity securities represented $285.1 million.

         The Company's cash and investment portfolio mix as of June 30, 2003 was as follows:

  Fixed maturities:
       U.S. Treasury securities and obligations of U.S. government agencies          5.1%
       Corporate securities                                                         32.8
       Mortgage-backed securities                                                   18.3
       Other structured securities                                                  16.0
       Municipal securities                                                         19.2
                                                                                 --------
Total fixed maturities                                                              91.4
Cash and cash equivalents                                                            4.8
Equity securities                                                                    3.8
                                                                                 --------
                                                                                   100.0%
                                                                                 ========


         The Company's fixed-maturity portfolio of $285.1 million was 91.4% of the total cash and investments as of June 30, 2003. Approximately 94% of these securities were rated "A" or better by Standard & Poor's. Standard & Poor's rates publicly traded securities in 20 categories ranging from AAA to CC.
Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. Equity securities, which consist solely of preferred stocks, were $12.0 million or 3.8% of total cash and investments as of June 30, 2003.

         The quality of the fixed-maturity portfolio as of June 30, 2003 was as follows:

"AAA"                           53.6%
"AA"                            13.8
"A"                             26.3
"BBB"                            5.3
Below "BBB"                      1.0
                              --------
                               100.0%
                              ========





                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations (continued)

         As of June 30, 2003, the investment portfolio contained $107.0 million of mortgage-backed, asset-backed and collateralized mortgage obligations. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no real estate or mortgages in the investment portfolio as of June 30, 2003. The quality of the Company's mortgage-backed, asset-backed and collateralized mortgage obligations as of June 30, 2003 was as follows:


      "AAA"                     86.0%
      "AA"                      12.1
      "A"                        1.4
      "BBB"                      0.5
                              ---------
                              100.0%
                              =========

         As of June 30, 2003, the Company's investment portfolio contained corporate fixed-maturity and preferred stock securities with a market value of $114.4 million. A summary of these securities by industry segment is as follows:

      Financial institutions         31.4%
      Consumer, non-cyclical         21.9
      Utilities                      20.1
      Communications                  9.5
      Energy                          5.0
      Industrial                      4.2
      Consumer, cyclical              3.4
      Basic materials                 3.0
      Technology                      1.5
                                  -----------
                                   100.0%
                                  ===========



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company's ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company's securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of June 30, 2003:


                                 Number                                          Gross               Six                More
                                   of            Fair           Book          Unrealized            Months              Than
(in thousands)                 Securities       Value          Value            Losses             or Less           Six Months
--------------------------- -- ----------- -- ----------- -- ----------- -- ---------------- -- --------------- --- --------------

Fixed-maturity securities            29         $ 27,282      $ 27,463             $ 181                 $ 181
                                                                                                                        --
Equity securities                     1            1,020         1,025                5
                                                                                                             5          --


         As of June 30, 2003, the Company's fixed-maturity investment portfolio had 29 securities with $181 thousand of gross unrealized losses. No single issuer had an unrealized loss position of greater than $27 thousand. There was one equity security, a preferred stock, in an unrealized loss position of $5,000 as of June 30, 2003.


Forward-Looking Statements

         Certain information included in management's discussion and analysis of financial condition and results of operations and elsewhere in this report are not historical facts but are forward-looking statements including, but not limited to, such matters as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segment and growth and similar matters. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, results of the company's business, and the other matters referred to above include, but are not limited to: (1) risks inherent in establishing loss and loss adjustment expense reserves; (2) uncertainties relating to the financial ratings of the company's insurance subsidiaries; (3) uncertainties relating to government and regulatory policies;
(4)  uncertainties  arising from the cyclical nature of the company's  business;
(5) changes in the company's relationships with, and the capacity of, its general agents; and (6) the risk that the company's reinsurers may not be able to fulfill their obligations to the company. For additional disclosure regarding potential risk factors, refer to documents filed by the company with the Securities and Exchange Commission, including the Company's 2002 Annual Report on Form 10-K.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk is the potential economic loss principally arising from adverse changes in the market value of its investment portfolio. The major component of market risk affecting the Company's investment portfolio is interest rate risk. The Company eliminated its underlying exposure to equity price risk, as all of its common stock investments was sold in the first quarter of 2003.

         The Company had fixed-maturity and preferred stock investments with a market value of $297.2 million at June 30, 2003 subject to interest rate risk. The Company manages its exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the liability and capital position of the Company.

         The Company's market risk associated with exposure to interest rate risk at June 30, 2003 has not materially changed from that identified at December 31, 2002.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                             Controls and Procedures


          As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities and Use of Proceeds - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote by Security Holders

         On May 14, 2003, Penn-America Group, Inc. held its annual meeting of stockholders. Nine board nominees for director were elected for terms expiring at the 2004 annual meting of stockholders. There was one stockholder proposal presented and voted on at the meeting. A stockholder proposal regarding amendments to the 2002 Stock Incentive Plan relating to an increase in the number of shares available for issuance under the Plan and to amendments to the definition of "change in control" did receive a majority vote of the shares represented and entitled to vote at the meeting.

Election of Directors


Nominee                             Votes for             Votes Withheld
--------------------------------------------------------------------------------

Irvin Saltzman                    12,606,966                  964,676
Jon S. Saltzman                   12,607,166                  964,476
Richard L. Duszak                 12,607,466                  964,176
Charles Ellman                    13,391,616                  180,026
Robert A. Lear                    12,607,916                  963,726
Jami Saltzman-Levy                12,607,716                  963,926
M. Moshe Porat                    12,607,916                  963,726
E. Anthony Saltzman               12,607,716                  963,926
Paul Simon                        12,589,016                  173,126

Stockholder proposal for amendments to the 2002 Stock Incentive Plan relating to an increase in the number of shares available for issuance under the Plan and to amendments to the definition of "change in control"

Votes For                          Votes Against            Votes Withheld
--------------------------------------------------------------------------------

9,002,563                            1,540,298                291,203


Item 5.       Other Information - None

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

Item 6.       Exhibits and Reports on Form 8-K

          (a)  Exhibits

          An   Exhibit Index has been filed as part of this report on page E-1

          (b)  Reports on Form 8-K

          On April 2, 2003, the Company filed a current report on Form 8-K announcing the availability of its Combined Annual Statement for its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's web-site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

          On April 23, 2003, the Company filed a current report on Form 8-K announcing that the Company released its earnings for the first quarter of 2003.

          On April 25, 2003, the Company filed a current report on Form 8-K announcing that the Company executed an agreement for the private placement sale of $15 million of thirty-year floating rate trust preferred securities through a wholly owned trust subsidiary.

          On May 2, 2003, the Company filed a current report on Form 8-K announcing that Richard W. Slomiany, CPCU, AIM was appointed vice president of Claims for the registrant's insurance subsidiaries.

          On May 6, 2003, the Company filed a current report on Form 8-K announcing the dismissal of Ernst & Young LLP ("E&Y") as its independent auditors and its appointment of PricewaterhouseCoopers LLP ("PwC") as independent auditors for 2003 and retained E&Y as its consulting actuary.

          On May 9, 2003, the Company filed a current report on Form 8-K announcing the availability of materials presented by Jon Saltzman, President and CEO and Joseph Morris, Sr. Vice President, CFO and Treasurer presented to various groups of investors.

          On May 15, 2003, the Company filed a current report on Form 8-K announcing the availability of its first quarter statements for its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's web-site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Penn-America Group, Inc.



Date:  August 7, 2003                          By:   /s/ Jon S. Saltzman
      ------------------                                -------------------
                                                        Jon S. Saltzman
                                                        President and
                                                        Chief Executive Officer



                                                By:   /s/ Joseph F. Morris
                                                      --------------------
                                                      Joseph F. Morris
                                                      Senior Vice President,
                                                      Chief Financial Officer
                                                      Chief Financial Officer
                                                      and Treasurer

         Exhibit No.                        Description
         ----------                         ------------


            4 Placement Agreement between Registrant and it financing subsidiary, Penn-America Statutory Trust II, and FTN Capital Markets and Keefe, Bruyette & Woods, Inc., date April 25, 2003.

            4(i) Subscription Agreement among Penn-America Statutory Trust II, Registrant and I-Preferred Term Securities II, Ltd., dated May 15, 2003.

            4(ii) Indenture between Registrant and U.S. Bank National Association, dated May 15, 2003.

            4(iii) Amended and Restated Declaration of Trust by and among U.S. Bank National Association, Registrant, and Jon S. Saltzman, Joseph F. Morris, and Brian Riley, dated May 15, 2003.

            4(iv) Guarantee Agreement by and between Registrant and U.S. Bank National Association, dated May 15, 2003.

            10.1 Certified Terrorism Loss Aggregate Quota Share Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective January 1, 2003 to December 31, 2004.

            10.2 General Liability and Commercial Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective September 1, 2001.

            10.2(i) Endorsement No. 1 to General Liability and Commercial Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective September 1, 2001.

            10.2(ii) Endorsement No. 2 to General Liability and Commercial Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective January 1, 2003.

            10.2(iii)   Endorsement No. 3 to General Liability and Commercial
                        Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star
                        Insurance Company and American Re-Insurance Company effective June 1, 2003.

            10.3 Investment Management Agreement between Registrant and General Re - New England Asset Management, Inc., date May 15, 2003.

         Exhibit No.                        Description
         ----------                         ------------

            10.4 Registrant's 2002 Stock Incentive Plan (f/k/a Amended and Restated 1993 Stock Incentive Plan.

            31.1 Certification of Chief Executive Officer as adopted pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer as adopted pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer of Penn-America Group, Inc., dated August 12, 2003 in accordance with 18 U.S.C. Section
                        1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.