Form 10-Q
period 2003-09-30
PENN AMERICA GROUP INC
filed 2003-11-06
CIK 910110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2003
                                   -------------------------------

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   ------------------------

Commission file number                   0-22316
                                   --------------------

                            Penn-America Group, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                 23-2731409
---------------------------------         --------------------------------------
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

At October 30, 2003, 14,731,853 shares of the registrant's common stock, $0.01 par value, were outstanding.


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                                            Page Number
                                                                                            -----------
Part I - Financial Information

      Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2003 (unaudited) and
                December 31, 2002                                                                    3

         Consolidated Unaudited Statements of Operations - For the three
                 and nine months ended September 30, 2003 and 2002                                   4

         Consolidated Unaudited Statement of Stockholders' Equity -
                For the nine months ended September 30, 2003                                         5

         Consolidated Unaudited Statements of Cash Flows -
                For the nine months ended September 30, 2003 and 2002                                6

         Notes to Unaudited Consolidated Financial Statements                                        7

      Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                        12

      Item 3. Quantitative and Qualitative Disclosure About Market Risk                             23

      Item 4. Controls and Procedures                                                               24

Part II - Other Information                                                                         25




                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                         September 30,         December 31,
                                                                                              2003                 2002
                                                                                        ----------------     -----------------
                                                                                          (Unaudited)
ASSETS
Investments:
    Fixed maturities:
       Available for sale, at fair value (amortized cost, $301,989 and $237,450)           $  311,028           $  246,583
       Held to maturity, at amortized cost (fair value, $295 and $2,017)                          276                1,963
    Equity securities, at fair value (cost, $11,405 and $17,859)                               11,554               18,625
                                                                                        ----------------     -----------------
       Total investments                                                                      322,858              267,171
Cash and cash equivalents                                                                      31,513                9,796
Accrued investment income                                                                       3,272                3,196
Premiums receivable                                                                            20,967               12,564
Reinsurance recoverable                                                                        31,466               27,843
Prepaid reinsurance premiums                                                                   12,504                8,965
Deferred policy acquisition costs                                                              16,755               13,159
Capital lease, affiliate                                                                        1,514                1,579
Deferred income taxes                                                                           2,939                2,105
Income tax recoverable                                                                             --                   60
Other assets                                                                                    1,010                  801
                                                                                        ----------------     -----------------
       Total assets                                                                        $  444,798           $  347,239
                                                                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                                               $  159,550           $  137,747
  Unearned premiums                                                                            87,293               65,365
  Accounts payable and accrued expenses                                                         8,152                7,700
  Capitalized lease obligation, affiliate                                                       1,312                1,428
  Payable for investments purchased                                                            26,290                   --
  Company obligated mandatorily redeemable preferred securities of
         subsidiary trusts holding solely junior subordinated debentures                       30,000               15,000
  Income tax payable                                                                              825                   --
  Other liabilities                                                                             3,776                3,404
                                                                                        ----------------     -----------------
         Total liabilities                                                                    317,198              230,644
                                                                                        ----------------     -----------------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 2,000,000 shares;
    none issued                                                                                    --                   --
  Common stock, $.01 par value; authorized 20,000,000 shares;
    issued and outstanding, 14,729,853 and 14,572,098 shares                                      147                  146
  Additional paid-in capital                                                                   72,175               70,875
  Accumulated other comprehensive income                                                        5,769                6,401
  Retained earnings                                                                            50,280               39,995
  Officers' stock loans                                                                          (569)                (629)
  Unearned compensation from restricted stock awards                                             (202)                (193)
                                                                                        ----------------     -----------------
         Total stockholders' equity                                                           127,600              116,595
                                                                                        ----------------     -----------------
         Total liabilities and stockholders' equity                                        $  444,798           $  347,239
                                                                                        ================     =================

See accompanying notes to Consolidated Financial Statements



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

         For the three and nine months ended September 30, 2003 and 2002
                        (In thousands, except share data)


                                                      Three months ended September 30,          Nine months ended September 30,
                                                   ---------------------------------------   --------------------------------------
                                                         2003                 2002                  2003                2002
                                                   ------------------   ------------------   -------------------  -----------------
Revenues
Premiums earned                                      $      40,337       $       30,705        $      110,997      $       80,922
Net investment income                                        3,277                3,038                 9,734               8,796
Net realized investment gain (loss)                            734                1,172                 1,879                (173)
                                                   ------------------   ------------------   -------------------  -----------------
    Total revenues                                          44,348               34,915               122,610              89,545
                                                   ------------------   ------------------   -------------------  -----------------

Losses and expenses
Losses and loss adjustment expenses                         24,594               20,799                68,791              53,449
Amortization of deferred policy acquisition costs            9,901                7,527                27,591              20,277
Other underwriting expenses                                  2,395                2,209                 6,767               6,032
Corporate expenses                                             214                  118                   633                 462
Interest expense                                               515                   35                 1,228                 105
                                                   ------------------   ------------------   -------------------  -----------------
    Total losses and expenses                               37,619               30,688               105,010              80,325
                                                   ------------------   ------------------   -------------------  -----------------


Income before income tax                                     6,729                4,227                17,600               9,220
Income tax expense                                           2,094                1,330                 5,392               2,655
                                                   ------------------   ------------------   -------------------  -----------------

Net income                                           $       4,635       $        2,897        $       12,208      $        6,565
                                                   ==================   ==================   ===================  =================

Net income per share:
   Basic                                             $        0.31       $         0.25        $         0.83      $        0.57
   Diluted                                           $        0.31       $         0.25        $         0.82      $        0.56

Weighted average shares outstanding:
   Basic                                                14,717,350           11,585,043            14,648,660          11,565,749
   Diluted                                              14,945,900           11,775,916            14,883,774          11,765,175

Cash dividends per share                             $     0.04375       $      0.03875        $      0.13125      $     0.11583

See accompanying notes to Consolidated Financial Statements




                                              PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                                             (Unaudited)

                                            For the nine months ended September 30, 2003
                                                  (In thousands, except share data)

                                                                                                          Unearned
                                                                    Accumulated                         Compensation
                                                        Additional     Other                  Officers'     From            Total
                                             Common      Paid-In    Comprehensive  Retained     Stock    Restricted    Stockholders'
                                              Stock      Capital      Income       Earnings     Loans   Stock Awards       Equity
                                             ---------- ----------- ------------------------  --------- ------------   -------------

Balance at December 31, 2002                $     146    $  70,875     $   6,401  $  39,995    $   (629)     $ (193)      $ 116,595

Net income                                         --           --            --     12,208          --          --          12,208
Other comprehensive loss:
    Unrealized loss on investments, net
       of tax and reclassification adjustment      --           --          (562)        --          --          --            (562)
    Unrealized loss on cash-flow hedging
       instrument, net of tax                      --           --           (70)        --          --          --             (70)
                                                                                                                           ---------
Comprehensive income
                                                                                                                             11,576
                                                                                                                           ---------
Issuance of common stock                            1        1,213            --         --          --          --           1,214
Compensation expense on stock
    options                                        --           87            --         --          --          --              87
Unearned compensation from restricted
    stock awards issued                            --           --            --         --          --         (51)            (51)
Amortization of compensation expense
    from restricted stock awards issued            --           --            --         --          --          42             42
Repayment of officers' stock loans
                                                                                                     60          --             60
Cash dividends paid ($0.13125 per share)           --           --            --     (1,923)         --                      (1,923)
                                            ---------    ---------     ---------  ---------      ------      --------      ---------
Balance at September 30, 2003               $     147    $  72,175     $   5,769  $  50,280      $ (569)     $   (202)     $ 127,600
                                            =========    =========     =========  =========      ======      ========      =========


See accompanying notes to Consolidated Financial Statements


                                          PENN-AMERICA GROUP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

              For the nine months ended September 30, 2003 and 2002
                                 (In thousands)
                                                                                          Nine months ended September 30,
                                                                                      ----------------------------------------
                                                                                            2003                   2002
                                                                                      ------------------     -----------------
Cash flows from operating activities:
    Net income                                                                        $      12,208            $     6,565
    Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization (accretion) and depreciation expense                                    1,468                   (100)
         Net realized investment loss (gain)                                                 (1,879)                   173
         Deferred income tax benefit                                                           (642)                  (575)
         Net change in premiums receivable, prepaid reinsurance
           premiums and unearned premiums                                                     9,986                 18,698
         Net change in unpaid losses and loss adjustment expenses
           and reinsurance recoverable                                                       18,180                 10,934
         Decrease (increase) in:
             Accrued investment income                                                          (76)                    82
             Deferred policy acquisition costs                                               (3,596)                (4,157)
             Income tax recoverable/payable                                                     885                    461
             Other assets                                                                        80                    (29)
         Increase (decrease) in:
             Accounts payable and accrued expenses                                              452                  3,348
             Other liabilities                                                                  259                    590
                                                                                      ------------------     -----------------
         Net cash provided by operating activities                                           37,325                 35,990
                                                                                      ------------------     -----------------

Cash flows from investing activities:
    Purchases of equity securities                                                           (7,651)                (1,500)
    Purchases of fixed maturities available for sale                                       (168,196)               (69,372)
    Proceeds from sales of equity securities                                                 14,439                  1,494
    Proceeds from sales and maturities of fixed maturities available for sale               104,040                 35,924
    Proceeds from maturities and calls of fixed maturities held to maturity                   1,686                 13,130
    Increase in payable for investments purchased                                            26,290                     --
                                                                                      ------------------     -----------------
         Net cash used by investing activities                                              (29,392)               (20,324)
                                                                                      ------------------     -----------------

Cash flows from financing activities:
    Issuance of common stock                                                                  1,214                    300
    Net proceeds from the issuance of trust preferred securities                             14,549                     --
    Principal payments on capital lease obligations, affiliate                                 (116)                  (106)
    Repayment of officers' loans                                                                 60                     --
    Dividends paid                                                                           (1,923)                (1,340)
                                                                                      ------------------     -----------------
         Net cash provided (used) by financing activities                                    13,784                 (1,146)
                                                                                      ------------------     -----------------

Increase in cash and cash equivalents                                                        21,717                 14,520
Cash and cash equivalents, beginning of period                                                9,796                 13,129
                                                                                      ------------------     -----------------
Cash and cash equivalents, end of period                                                $    31,513          $      27,649
                                                                                      ==================     =================


See accompanying notes to Consolidated Financial Statements



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

         Penn-America Group, Inc. ("PAGI") is an insurance holding company. Approximately 31% of the outstanding common stock of PAGI was owned by Penn Independent Corporation ("Penn Independent") at September 30, 2003. The accompanying financial statements include the accounts of PAGI and its wholly-owned subsidiaries, Penn-America Insurance Company ("Penn-America") and its wholly-owned subsidiary, Penn-Star Insurance Company ("Penn-Star"); Penn-America Statutory Trust I (the "Trust I"); and Penn-America Statutory Trust II (the "Trust II") (collectively the "Company").

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

Note 2 - Reinsurance

         Premiums earned are presented net of amounts ceded to reinsurers of $7,503,000 and $5,057,000 for the three months ended September 30, 2003 and 2002, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $2,576,000 and $3,188,000 for the three months ended September 30, 2003 and 2002, respectively.

         Premiums earned are presented net of amounts ceded to reinsurers of $20,409,000 and $12,257,000 for the nine months ended September 30, 2003 and 2002, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $10,890,000 and $5,988,000 for the nine months ended September 30, 2003 and 2002, respectively.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 3 - Comprehensive Income

         For the three months ended September 30, 2003, comprehensive income was $2,153,000, which consisted of net income of $4,635,000 and other comprehensive loss of $2,482,000 related to net unrealized loss on investments and an unrealized gain on a cash flow hedging instrument. For the three months ended September 30, 2002, comprehensive income was $5,197,000, which consisted of net income of $2,897,000 and other comprehensive gain of $2,300,000 related to net unrealized gains on investments.

         For the nine months ended September 30, 2003, comprehensive income was $11,576,000, which consisted of net income of $12,208,000 and other comprehensive loss of $632,000 related to net unrealized loss on investments and an unrealized loss on a cash flow hedging instrument. For the nine months ended September 30, 2002, comprehensive income was $10,304,000, which consisted of net income of $6,565,000 and other comprehensive gain of $3,739,000 related to net unrealized gains on investments.

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


(in thousands, except share data)                     Three months ended September 30,        Nine months ended September 30,
                                                      --------------------------------          ----------------------------
                                                         2003            2002                       2003            2002
                                                      -----------     -----------                -----------     -----------
Basic per share computation:
     Net income                                       $     4,635     $     2,897                $    12,208     $     6,565
     Weighted average common shares  (outstanding      14,717,350      11,585,043                 14,648,660      11,565,749
                                                      -----------     -----------                -----------     -----------

Basic net income per share                            $      0.31     $      0.25                $      0.83     $      0.57
                                                      ===========     ===========                ===========     ===========

Diluted per share computation:
     Net income                                       $     4,635     $     2,897                $    12,208     $     6,565

     Weighted average common shares                    14,717,350      11,585,043                 14,648,660      11,565,749
(1)outstanding
     Additional shares outstanding after the
assumed
        assumed exercise of stock options by
        applying the treasury stock method
                                                          228,550         190,873                    235,114         199,426
                                                      -----------     -----------                -----------     -----------
     Total shares                                      14,945,900      11,775,916                 14,883,774      11,765,175
                                                      ===========     ===========                ===========     ===========

Diluted net income per share                          $      0.31     $      0.25                $      0.82     $      0.56
                                                      ===========     ===========                ===========     ===========


                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 5 - Segment Information

         The Company has one reportable segment that consists of its commercial property and casualty lines of business. In 1999, the Company exited the non-standard personal automobile line of business and announced that it would run-off its remaining portfolio of such business. For the three and nine months ended September 30, 2003 and 2002, amounts relating to the non-standard personal automobile business were not material to the financial statements presented, and therefore, are not presented separately.

Note 6 - Stock Options

         On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), and SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") by implementing the modified prospective transition method permitted under SFAS 148. This method requires the Company to record compensation expense in 2003, and annually thereafter, as if the fair value recognition method had been used since January 1, 1995. Compensation expense of $41,000 and $87,000 was recorded for the three and nine months ended September 30, 2003.

         Prior  to  January  1,  2003,  the  Company   applied  the  recognition
principles of APB No. 25, Accounting for Stock Issued to Employees, and, accordingly, no compensation expense was recognized. If the Company had applied the fair value recognition provisions of SFAS 123 in 2002, compensation expense of $62,000 and $186,000 would have been recorded for the three and nine months ended September 30, 2002. The following table illustrates the effect on net income and net income per share for the three and nine months ended September 30, 2003 and 2002 as if the Company had applied the fair value recognition provisions of SFAS 123.



(in thousands, except share data)               Three months ended September 30,      Nine months ended September 30,
                                                -------------------------------        ---------------------------
                                                     2003          2002                      2003           2002
                                                -------------   ---------------        ------------    -----------

Net income, as reported                            $    4      $   2,897                $    12,208      $ 6,565
  Add: Stock-based employee compensation



    included in net income, net of tax
                                                       27           --                           57         --
  Deduct: Stock-based employee compensation
    determined under the fair value based
    method, net of tax
                                                      (27)           (41)                       (57)        (123)
                                                   ------      ---------                 ----------      -------
Pro forma net income                               $    4      $   2,856                $    12,208      $ 6,442
                                                   ======      =========                 ==========      =======

Basic net income per share:
     As reported
                                                $    0.31   $       0.25              $        0.83      $  0.57
     Pro forma
                                                $    0.31   $       0.25              $        0.83      $  0.56

Diluted net income per share:
     As reported
                                                $    0.31   $       0.25              $        0.82      $  0.56
     Pro forma                                  $    0.31   $       0.24              $        0.82      $  0.55



                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

         Note 7 - Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures ("Trust Preferred Securities")

         On May 15, 2003, Penn-America Statutory Trust II ("the Trust II"), a business trust subsidiary formed by PAGI, issued $15 million of floating rate trust preferred securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on its common stock. The Company guarantees all obligations of the Trust II with respect to distributions and payments of these securities.

         Proceeds from the sale of these securities by the Trust II were used to acquire $15 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These debentures have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the Trust II. The proceeds from these debentures will be used to support growth in the Company's insurance operations and for general corporate purposes.

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Company's Trust Preferred Securities are classified as a liability on the Consolidated Balance Sheets and the related distributions are recorded as interest expense on the Consolidated Statements of Operations, which is in accordance with SFAS 150. Therefore, the adoption of SFAS 150 had no effect on the Company's financial statements.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                                   (continued)

Note 8 - Unpaid Losses and Loss Adjustment Expenses

         During the first nine months of 2003, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $1,974,000. This increase was primarily due to an increase of $1,928,000 in estimates for loss and loss adjustment expense reserves for the exited automobile lines of business. In 2003, the Company experienced an unanticipated increase in paid allocated loss adjustment expenses on its remaining open commercial automobile liability claims. Consequently, combined with the unanticipated 2003 activity and review of open claims, the Company increased its estimates for loss and loss adjustment expense reserves. The remaining increase of $46,000 in incurred losses and loss adjustment expenses attributable to insured events of prior years related to the Company's core commercial property and casualty lines of business. This increase consisted of a reduction in the Company's estimate for the commercial property lines of business by $2,143,000 relating primarily to the 2002 accident year, offset by an increase in the Company's estimate for the commercial liability lines of business of $2,189,000 due to the development of outstanding claim reserves on claims occurring in various accident years.

         In October 2003, the Eighteenth Circuit Court in the State of Michigan entered a judgment of $4.9 million against one of the Company's insureds, which judgment the Company has appealed. While the Company issued only a $1.0 million policy limit, the insured could allege the Company is responsible for this entire judgment. This policy is applicable to the Company's reinsurance program that provides coverage for losses and loss adjustment expenses, including judgments in excess of policy limits, of $2.75 million in excess of $0.25 million. The Company believes that the judgment has no merit and the likelihood of a loss in excess of the Company's reinsurers limit of liability of $3.0 million is remote. Therefore, the Company has not included any amounts over its reinsurers limit of liability of $3.0 million in its unpaid losses and loss adjustment expenses at September 30, 2003.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2003 and 2002

         Premiums earned increased 31.4% to $40.3 million for the three months ended September 30, 2003, compared with $30.7 million for the same period in 2002, due to the growth in net written premiums over the last 12 months.

         Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 35.6% for the three months ended September 30, 2003 to $58.5 million, compared with $43.1 million for the three months ended September 30, 2002. The increase was attributable to rate increases, growth in new business and higher average exposures per policy.

         Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased 36.3% to $9.0 million for the three months ended September 30, 2003, compared with $6.6 million for the three months ended September 30, 2002. The increase in ceded written premiums was due primarily to growth in gross written premiums and an approximately 4.0% increase in reinsurance rates on the Company's multiple-line excess of loss treaty.

         Net written premiums, which are gross written premiums less ceded written premiums, increased 35.5% for the three months ended September 30, 2003 to $49.5 million, compared with $36.5 million for the three months ended September 30, 2002. The increase in net written premiums was consistent with the increase in gross written premiums, but was offset partially by higher reinsurance costs.

         Net investment income increased to $3.3 million for the three months ended September 30, 2003, compared with $3.0 million for the three months ended September 30, 2002, primarily due to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

         Net realized investment gain was $0.7 million for the three months ended September 30, 2003, compared to a net realized investment gain of $1.2 million for the three months ended September 30, 2002. The net realized investment gain for the three months ended September 30, 2003 was primarily attributable to the sale of certain of the Company's preferred stock securities. The net realized investment gain for the three months ended September 30, 2002 consists primarily of $2.3 million in net realized gains recognized on the sale of certain of the Company's fixed-maturity securities, partially offset by $1.1 million other-than-temporary impairment write-downs on certain of the Company's common stocks.

         Losses and loss adjustment expenses increased 18.2% to $24.6 million for the three months ended September 30, 2003, compared with $20.8 million for the three months ended September 30, 2002. The loss ratio for the three months ended September 30, 2003 was 61.0, compared with 67.7 for the three months ended September 30, 2002. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio was primarily attributable to rate increases implemented in 2002 and 2003 partially offset by an increase in catastrophe-related losses, which were $1.3 million for the three months ended September 30, 2003 versus $0.4 million for the three months ended September 30, 2002. This increase in

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


catastrophe-related losses was primarily due to claims the Company received related to Hurricane Isabel which occurred in the third quarter of 2003.

         Amortization of deferred policy acquisition costs ("ADAC") increased 31.5% to $9.9 million for the three months ended September 30, 2003 from $7.5 million for the three months ended September 30, 2002, primarily due to the growth in premiums earned.

         Other underwriting expenses increased 8.4% to $2.4 million for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002, primarily due to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

         The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 91.5 for the three months ended September 30, 2003 from 99.4 for the three months ended September 30, 2002. The loss ratio improved to 61.0 for the three months ended September 30, 2003 from 67.7 for the three months ended September 30, 2002. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 30.5 for the three months ended September 30, 2003 from 31.7 for the three months ended September 30, 2002. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

         Interest expense increased to $515,000 for the three months ended September 30, 2003 from $35,000 for the three months ended September 30, 2002, primarily due to interest expense on the Company's Trust Preferred Securities.

         Income tax expense increased to $2.1 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002, primarily due to improved underwriting profitability.

         The factors described above resulted in net income for the three months ended September 30, 2003 of $4.6 million or $0.31 per share (basic and diluted), compared with $2.9 million or $0.25 per share (basic and diluted) for the three months ended September 30, 2002.


Nine Months Ended September 30, 2003 and 2002

         Premiums earned increased 37.2% to $111.0 million for the nine months ended September 30, 2003, compared with $80.9 million for the same period in 2002, due to the growth in net written premiums over the last 12 months.

         Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 29.5% for the nine months ended September 30, 2003 to $153.3 million, compared with $118.4 million for the nine months ended September 30, 2002. The increase was attributable to rate increases, growth in new business and higher average exposures per policy.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased 42.6% to $23.9 million for the nine months ended September 30, 2003, compared with $16.8 million for the nine months ended September 30, 2002. The increase in ceded written premiums was due primarily to growth in gross written premiums and an approximately 11.0% percent increase in reinsurance rates on the Company's multiple-line excess of loss treaty.

         Net written premiums, which are gross written premiums less ceded written premiums, increased 27.4% for the nine months ended September 30, 2003 to $129.4 million, compared with $101.6 million for the nine months ended September 30, 2002. The increase in net written premiums was consistent with the increase in gross written premiums, but was offset partially by higher reinsurance costs.

         Net investment income increased to $9.7 million for the nine months ended September 30, 2003, compared with $8.8 million for the nine months ended September 30, 2002, primarily due to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

         Net realized investment gain was $1.9 million for the nine months ended September 30, 2003, compared to a net realized investment loss of $0.2 million for the nine months ended September 30, 2002. The net realized investment gain for the nine months ended September 30, 2003 was primarily attributable to the sale of certain of the Company's fixed-maturity securities, preferred stocks and common stocks. The net realized investment loss for the nine months ended September 30, 2002 consists of $2.1 million in other-than-temporary impairment write-downs on certain of the Company's preferred stocks and common stocks and $0.4 million in net realized losses on the sale of certain of the Company's common stocks, partially offset by $2.3 million in net realized gains on the sale of certain of the Company's fixed-maturity securities.

         Losses and loss adjustment expenses increased 28.7% to $68.8 million for the nine months ended September 30, 2003, compared with $53.4 million for the nine months ended September 30, 2002. The loss ratio for the nine months ended September 30, 2003 was 62.0, compared with 66.1 for the nine months ended September 30, 2002. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio was primarily attributable to rate increases implemented in 2002 and 2003, partially offset by an increase in catastrophe-related losses, which were $3.0 million for the nine months ended September 30, 2003 and $1.2 million for the nine months ended September 30, 2002. This increase in catastrophe-related losses was primarily due to claims the Company received on a series of severe storms in the Midwestern states which occurred in the second quarter of 2003 and claims the Company received related to Hurricane Isabel which occurred in the third quarter of 2003.

         Amortization of deferred policy acquisition costs ("ADAC") increased 36.1% to $27.6 million for the nine months ended September 30, 2003 from $20.3 million for the nine months ended September 30, 2002, primarily due to the growth in premiums earned.

         Other underwriting expenses increased 12.2% to $6.8 million for the nine months ended September 30, 2003 from $6.0 million for the nine months ended September 30, 2002, primarily due to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 93.0 for the nine months ended September 30, 2003 from 98.6 for the nine months ended September 30, 2002. The loss ratio improved to 62.0 for the nine months ended September 30, 2003 from 66.1 for the nine months ended September 30, 2002. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 31.0 for the nine months ended September 30, 2003 from 32.5 for the nine months ended September 30, 2002. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

         Interest expense increased to $1.2 million for the nine months ended September 30, 2003 from $0.1 million for the nine months ended September 30, 2002 primarily due to interest expense on the Company's Trust Preferred Securities.

         Income tax expense increased to $5.4 million for the nine months ended September 30, 2003 from $2.7 million for the nine months ended September 30, 2002, primarily due to improved underwriting profitability.

         The factors described above resulted in net income for the nine months ended September 30, 2003 of $12.2 million or $0.83 per basic share and $0.82 per diluted share, compared with $6.6 million or $0.57 per basic share and $0.56 per diluted share for the nine months ended September 30, 2002.

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

         The Company has identified that the establishment of reserves for unpaid losses and loss adjustment expenses and the valuation of certain investments are critical accounting estimates because they involve a high degree of judgment. Although variability is inherent in these estimates, the Company believes the amounts provided are appropriate based upon facts available at this time. See the Investment Portfolio section beginning on page 19 for information related to the valuation of investments.

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

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         In the first quarter of 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured is a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. As of September 30, 2003, the Company believes that its ultimate obligations for these claims are included in its best estimate for unpaid losses and loss adjustment expense reserves.

         In October 2003, the Eighteenth Circuit Court in the State of Michigan entered a judgment of $4.9 million against one of the Company's insureds, which judgment the Company has appealed. While the Company issued only a $1.0 million policy limit, the insured could allege the Company is responsible for this entire judgment. This policy is applicable to the Company's reinsurance program that provides coverage for losses and loss adjustment expenses, including judgments in excess of policy limits, of $2.75 million in excess of $0.25 million. The Company believes that the judgment has no merit and the likelihood of a loss in excess of the Company's reinsurers limit of liability of $3.0 million is remote. Therefore, the Company has not included any amounts over its reinsurers limit of liability of $3.0 million in its unpaid losses and loss adjustment expenses at September 30, 2003.

         During the first nine months of 2003, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $2.0 million. This increase was primarily due to an increase of $1.9 million in estimates for loss and loss adjustment expense reserves for the exited automobile lines of business. In 2003, the Company experienced an unanticipated increase in paid allocated loss adjustment expenses on its remaining open commercial automobile liability claims. Consequently, combined with the unanticipated 2003 activity and review of open claims, the Company increased its estimates for loss and loss adjustment expense reserves. The remaining increase of $0.1 million in incurred losses and loss adjustment expenses attributable to insured events of prior years related to the Company's core commercial property and casualty lines of business. This increase consisted of a reduction in the Company's estimate for the commercial property lines of business by $2.1 million relating primarily to the 2002 accident year, partially offset by an increase in the Company's estimate for the commercial liability lines of business of $2.2 million due to the development of outstanding claim reserves on claims occurring in various accident years.


Liquidity and Capital Resources

         PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. At September 30, 2003, PAGI's capital structure consisted of common stockholders' equity of $127.6 million and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures ("Trust Preferred Securities") of $30.0 million.

         On May 15, 2003, Penn-America Statutory Trust II ("the Trust II"), a business trust subsidiary formed by PAGI, issued $15 million of floating rate trust preferred securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


of such deferral, the Company may not declare or pay cash dividends on its common stock. The Company guarantees all obligations of the Trust II with respect to distributions and payments of these securities.

         Proceeds from the sale of these securities by the Trust II were used to acquire $15 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These debentures have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the Trust II. The proceeds from these debentures will be used to support growth in the Company's insurance operations and for general corporate purposes.

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Company's Trust Preferred Securities are classified as a liability on the Consolidated Balance Sheets and the related distributions are recorded as interest expense on the Consolidated Statements of Operations, which is in accordance with SFAS 150. Therefore, the adoption of SFAS 150 had no effect on the Company's financial statements.

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

         The Company's insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend payable by Penn-America Insurance Company to PAGI for 2003 is $11,026,200. For the nine months ended September 30, 2003, ordinary dividends paid by Penn-America Insurance Company to PAGI were $1,900,000. Penn-America Insurance Company's ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and statutory surplus, which, in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends paid to PAGI. As of September 30, 2003, Penn-America Insurance Company's statutory surplus was $118,452,000, and included unassigned surplus of $32,912,000.

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

         The Company has generated positive cash flows from operations to meet its short-term liquidity requirements. Net cash provided by operating activities was $37.3 million for the nine months ended September 30, 2003 and $36.0 million for the nine months ended September 30, 2002.

         Net cash used by investing activities was $29.4 million for the nine months ended September 30, 2003 and $20.3 million for the nine months ended September 30, 2002.

         Net cash provided by financing activities was $13.8 million for the nine months ended September 30, 2003 due primarily to the issuance of $15.0 million of Trust Preferred Securities in the second quarter of 2003, compared to net cash used by financing activities of $1.1 million for the nine months ended September 30, 2002.


Investment Portfolio

         The Company's investment strategy emphasizes quality, liquidity, and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The Company outsources the management of its investment portfolio to Gen Re New England Asset Management, Inc. ("NEAMS"). In accordance with the asset management agreement between the Company and NEAMS, all investment transactions are approved by the Investment Committee of the Company within 60 days of their initiation by NEAMS. At September 30, 2003, the Company held a total of $354.4 million in cash and investments. Of this amount, cash and cash equivalents represented $31.5 million, equity securities, consisting of preferred stocks and mutual funds invested in adjustable rate mortgages, represented $11.6 million, and fixed-maturity securities represented $311.3 million.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)


         The Company's cash and investment portfolio mix as of September 30, 2003 was as follows:

Fixed maturities:
       U.S. Treasury securities and obligations of U.S. government agencies         4.8%
       Corporate securities                                                        27.0
       Mortgage-backed securities                                                  23.2
       Other structured securities                                                  9.2
       Municipal securities                                                        23.6
                                                                                -------
Total fixed maturities                                                             87.8
Cash and cash equivalents                                                           8.9
Equity securities                                                                   3.3
                                                                                -------
                                                                                  100.0%
                                                                                =======



         The Company's fixed-maturity portfolio of $311.3 million was 87.8% of the total cash and investments as of September 30, 2003. Approximately 94.3% of these securities were rated "A" or better by Standard & Poor's. Standard & Poor's rates publicly traded securities in 20 categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. Equity securities, which consist of preferred stocks and mutual funds invested in adjustable rate mortgages, were $11.6 million or 3.3% of total cash and investments as of September 30, 2003.

         The quality of the fixed-maturity portfolio as of September 30, 2003 was as follows:

      "AAA"                                                  56.8%
      "AA"                                                   15.0
      "A"                                                    22.5
      "BBB"                                                   4.8
      Below "BBB"                                             0.9
                                                          --------
                                                           100.0%
                                                          ========

         As of September 30, 2003, the investment portfolio contained $114.8 million of mortgage-backed, asset-backed and collateralized mortgage obligations. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no real estate or mortgages in the investment portfolio as of September 30, 2003. The quality of the Company's mortgage-backed, asset-backed and collateralized mortgage obligations as of September 30, 2003 was as follows:


      "AAA"                                                   87.6%
      "AA"                                                    10.7
      "A"                                                      1.2
      "BBB"                                                    0.5
                                                           -------
                                                             100.0%
                                                           =======

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of September 30, 2003, the Company's investment portfolio contained corporate fixed-maturity and preferred stock securities with a market value of $100.4 million. A summary of these securities by industry segment is as follows:

      Financial institutions                                 29.8%
      Consumer, non-cyclical                                 21.9
      Utilities                                              20.7
      Communications                                         10.7
      Industrial                                              4.7
      Consumer, cyclical                                      3.9
      Energy                                                  3.4
      Basic materials                                         3.3
      Technology                                              1.6
                                                          -----------
                                                            100.0%
                                                          ===========

         The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company's ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company's securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of September 30, 2003:


                                 Number                                          Gross               Six             Between Six
                                   of            Fair           Book          Unrealized            Months           And Twelve
(in thousands)                 Securities       Value          Value            Losses             or Less             Months
----------------------------------------------------------------------------------------------------------------------------------

Fixed-maturity securities            36         $ 55,909      $ 56,544            $ 635                 $ 609         $ 26
Equity securities                     3            8,257         8,282               25                    25           --


         As of September 30, 2003, the Company's fixed-maturity investment portfolio had 36 securities with $635 thousand of gross unrealized losses. No single issuer had a gross unrealized loss position of greater than $175 thousand or 3% of its original cost. The Company held two preferred stocks and a mutual fund invested in adjustable rate mortgages, included in equity securities, in a gross unrealized loss position totaling $25,000 as of September 30, 2003.

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

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

           Quantitative and Qualitative Disclosures About Market Risk


         The Company's primary market risk is the potential economic loss principally arising from adverse changes in the market value of its investment portfolio. The major component of market risk affecting the Company's investment portfolio is interest rate risk. As of September 30, 2003, the Company had fixed-maturity, preferred stock and mutual funds invested in adjustable rate mortgages with a market value of $322.9 million at September 30, 2003 subject to interest rate risk. The Company manages its exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the liability and capital position of the Company. The Company's market risk associated with exposure to interest rate risk at September 30, 2003 has not materially changed from that identified at December 31, 2002.

         As of September 30, 2003, the Company believes that its exposure to equity price risk is minimal. The market value of its equity securities, which consist of preferred stocks and mutual funds invested in adjustable rate mortgages, are primarily effected by changes in interest rates. As of December 31, 2002, the Company's exposure to equity price risk was its investment in common stocks, consisting solely of exchange-traded funds. The Company sold these securities in the first quarter of 2003.

                    PENN-AMERICA GROUP, INC. AND SUBSIDIARIES

                             Controls and Procedures


         As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and CEO and Senior Vice President, CFO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

      (a)   Exhibits

            An Exhibit Index has been filed as part of this report on page E-1

      (b)   Reports on Form 8-K

            On July 2, 2003, the Company filed a current report on Form 8-K announcing the registrant was added to the Russell 2000 Index, a benchmark of small-capitalization stocks compiled by the Frank Russell Company, one of the world's leading investment management and advisory firms.

            On July 23, 2003, the Company filed a current report on Form 8-K announcing that the Company released its earnings for the second quarter of 2003.

            On August 15, 2003, the Company filed a current report on Form 8-K announcing the availability of its second quarter statements for its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company's web-site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

            On September 2, 2003, the Company filed a current report on Form 8-K announcing a presentation by Jon S. Saltzman, President and CEO and Joseph F. Morris, Sr. Vice President, CFO and Treasurer at two industry conferences.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Penn-America Group, Inc.



Date: November 6, 2003                          By:     /s/ Jon S. Saltzman
      ----------------                                  -------------------
                                                        Jon S. Saltzman
                                                        President and
                                                        Chief Executive Officer



                                                By:     /s/ Joseph F. Morris
                                                        --------------------
                                                        Joseph F. Morris
                                                        Senior Vice President,
                                                        Chief Financial Officer
                                                        Chief Financial Officer
                                                        and Treasurer

       Exhibit No.  Description
       ----------   -----------

          10 Endorsement to Property and Casualty Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective May 1, 2003 to December 31, 2003.

          31.1 Certification of Chief Executive Officer as adopted pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer as adopted pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer of Penn-America Group, Inc., dated November 3, 2003 in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.