Form 10-K
period 2003-12-31
PENN AMERICA GROUP INC
filed 2004-03-11
CIK 910110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 022316

PENN-AMERICA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2731409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 S. York Road, Hatboro, PA 19040

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (215) 443-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $113,374,463 based on the closing price as of June 30, 2003 at 4:00 p.m. reported in the New York Stock Exchange Composite listing.

As of March 1, 2004, the registrant had 14,760,261 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the registrant’s 2004 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1. Business

General

Penn-America Group, Inc. (“PAGI”) is a specialty property and casualty insurance holding company. PAGI, through its subsidiaries (collectively “Penn-America” or the “Company”), markets and underwrites general liability, commercial property and multi-peril insurance for small businesses. PAGI’s insurance subsidiaries are Penn-America Insurance Company and its subsidiary, Penn-Star Insurance Company. Penn-America writes business in all 50 states and the District of Columbia. PAGI’s business trust subsidiaries are Penn-America Statutory Trust I (“the Trust I”) and Penn-America Statutory Trust II (“the Trust II”), which were formed for the purpose of raising capital to support the Company’s insurance subsidiaries.

Penn-America’s insureds consist primarily of small businesses including restaurants, apartments, retail stores and service contractors with average annual premiums of about $2,000. In addition, the Company has developed customized products and coverages for other small commercial insureds such as day care facilities, fitness centers and special events. The Company attempts to select only insurance lines of business and industry segments for which it reasonably can evaluate the probability of future loss exposure. Therefore, the Company avoids high-hazard risks and high-hazard lines of business such as medical malpractice and environmental liability. The small businesses that the Company insures often cannot obtain insurance because of their rural locations, small premium size or non-standard risk characteristics. As a result, these small businesses must turn to companies like Penn-America, which operate in a small business niche of the secondary or residual market called the “excess and surplus lines” or “E&S” market. The Company believes the benefits of operating in the excess and surplus lines marketplace include:

•	higher prices than the standard lines segment;

•	more flexibility in offering coverage forms, particularly in designing exclusions for specific loss exposures; and

•	lower premium taxes and guaranty fund assessments.

The Company writes business on both an admitted and non-admitted basis in thirty-seven states, on only an admitted basis in one state and on only a non-admitted basis in twelve states and the District of Columbia. The Company chooses in each state whether to write business on an admitted or non-admitted basis based upon the Company’s analysis of competition in each state. Writing business on an admitted basis is highly regulated. The regulations, which vary by state, generally govern licensing, underwriting rules, rates and policy forms, and require insurance companies to pay premium taxes and guaranty fund assessments. Writing business on a non-admitted basis is significantly less regulated and provides much more freedom in setting rules, rates and policy forms and removes insurance companies from premium taxes and guaranty fund assessment liabilities. Coverage written on a non-admitted basis is less comprehensive than coverage issued on an admitted basis. If the Company chooses non-admitted status, the Company could be at a competitive disadvantage to carriers writing on an admitted basis if those competitors choose to offer coverages which are more comprehensive and attractive to an insured.

The Company maintains an Internet Web site at http://www.penn-america.com. The Company makes available free of charge on its Web site its annual reports on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Penn-America Insurance Company was formed in 1975 by Irvin Saltzman, Chairman of the Board of Directors, who began working in the insurance industry in 1947 when he founded a general agency. The Company completed an initial public offering (“IPO”) on October 28, 1993, at a price of $4.00 per share, which was followed by additional offerings in July of 1997 and December of 2002, where 4,537,500 and 2,990,000 shares were sold by the Company for net proceeds of approximately $9.67 and $7.99 per share, respectively. Currently, Penn Independent Corporation (“Penn Independent”), which is 100% owned by the Saltzman family, owns approximately 31% of the Company’s common stock. Jon S. Saltzman, Irvin Saltzman’s son, is a Director, President and Chief Executive Officer of the Company and has been employed by the Company since 1986. Prior to 1986, Jon Saltzman was employed by Penn Independent from 1976 to 1986.

Strategy

The Company’s primary strategy is to produce a superior return to stockholders by being the first-choice insurance carrier for a select group of general agents who serve the specialized needs of the small business marketplace. The Company accomplishes this primary strategy by focusing on the following:

•	Serving small businesses in small cities and towns. This market is traditionally underserved by standard lines carriers who avoid writing this business for a variety of reasons. As a result, the Company generally commands higher premiums and generally has more coverage form flexibility than standard lines carriers.

•	Using small and selective general agency distribution network. The Company currently has sixty-six (66) general agents who, in turn, produce business through more than 30,000 retail insurance brokers. Penn-America has about one-half the number of general agents as its nearest competitor. Because the Company maintains strong relationships with a small, select group of agents, a relationship with Penn-America offers true “franchise value” to each general agent by providing relative market exclusivity and a high level of service and support. The Company’s average general agency tenure of ten years gives it the opportunity to achieve its long-term revenue goals through “same store sales” growth. The Company’s network allows it to maintain a low fixed cost distribution system with a national reach.

•	Maintaining a disciplined underwriting process. The Company is selective in establishing relationships with general agents and engages in a comprehensive review process before appointing a general agent. The Company extends only limited underwriting authority to each general agent. The Company monitors and controls the underwriting process of the general agents and audits each general agent both remotely and on-site on a regular basis.

•	Providing innovative technology to its general agents. The Company’s technology helps it to build strong relationships with its general agents and to improve the quality of its underwriting results. The Company enhances its franchise value by acting as a consultant to its general agents’ information technology function. The Company uses automation to improve operating efficiency by providing automated forms and manuals through the electronic transmission of policy data. This technology also expedites access to information and allows the Company’s general agents to react quickly in addressing underwriting issues and concerns.

•	Maintaining an experienced, responsive management team. The Company’s management team is experienced in the insurance industry and the excess and surplus lines marketplace and has long-standing relationships in the industry. The Company maintains a flat organizational structure which allows it to be highly responsive and flexible in interactions with general agents. By operating in a small town, the Company can directly relate to the business needs and challenges of its general agents and insureds.

•	Creating shareholder value through strong financial results. The underpinning of the Company’s financial results is a strong balance sheet supported by the following principles:

•	a conservative investment strategy, focused largely on investment grade fixed-maturity securities;

•	a conservative loss reserving philosophy designed to establish adequate reserves at, or above the mid-point of the actuarial range of estimates; and

•	a reinsurance program with financially sound and reputable reinsurers.

By focusing on these principles, the Company believes it can deliver strong financial results and build shareholder value.

Marketing and Distribution

Penn-America markets its products through sixty-six (66) general agents, who in turn produce business through more than 30,000 retail insurance brokers located throughout the United States. Penn-America believes that its distribution network enables it to effectively access these numerous small business markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of its general agents. These general agents and their retail insurance brokers have local market knowledge and expertise that enable the Company to access these markets more effectively.

Penn-America’s distribution strategy is to maintain strong relationships with a select group of high-quality general agents. The Company has about one-half the number of general agents as its nearest competitor. The Company carefully selects a limited number of general agents based on their experience and reputation and strives to preserve each agent’s franchise value within its marketing territory. The Company seeks to increase its written premiums with these general agents and to develop strong, long-standing relationships by providing a high level of service and support. For example, the Company tries to respond to its general agents’ request for quotes within 24 hours. The Company also supplies Internet and Web site technology support at no cost to the general agents. The Company believes these activities create goodwill with the general agents and strengthen its relationship with them. The Company’s strategy has resulted in strong and consistent growth. From 1992 to 2003, the Company’s commercial gross written premiums grew from $22.6 million to $209.4 million (a 22% annual compounded growth rate). Most of this growth was due to an increase in gross written premiums per agent from $590,000 in 1992 to $3.9 million in 2003.

The following table sets forth the geographic distribution of the Company’s gross written premiums for the years ended December 31, 2003, 2002, and 2001:

	Year ended December 31,
(Dollars in thousands)	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Pacific	$28,685	13.7%	$23,050	14.6%	$15,613	15.9%
Midwest	39,980	19.1	29,727	18.9	17,338	17.6
South	25,930	12.4	21,245	13.5	17,021	17.3
Southwest	28,655	13.7	17,579	11.2	12,306	12.5
Mid-Atlantic	43,349	20.7	34,819	22.1	17,633	17.9
Mountain/Northwest	12,131	5.8	9,739	6.2	8,088	8.2
New England	30,712	14.6	21,274	13.5	10,413	10.6

	$209,442	100.0%	$157,433	100.0%	$98,412	100.0%

Underwriting

The Company underwrites its business on both a Binding Authority and Submit basis. Binding Authority business represents risks that may be quoted and bound by the Company’s general agents prior to the Company’s underwriting review, whereas Submit business represents risks that must be submitted by the Company’s general agents to the Company prior to quoting or binding the account.

Binding Authority business accounted for approximately 95% of the Company’s gross written premiums in 2003. Of this amount, approximately 85% is bound by general agents in accordance with the Company’s underwriting manual, with the remaining 15% subject to the Company’s approval. The Company provides its general agents with a comprehensive, regularly updated underwriting manual, which also is available online through a private intranet site called PennLINK. This manual clearly outlines the Company’s risk eligibility, pricing, underwriting guidelines and policy issuance instructions. Penn-America closely monitors the underwriting quality of its business through on-line system edits and in-force account reviews. The Company also periodically audits each agent’s office to determine if the Company’s underwriting guidelines are followed in all aspects of risk selection, underwriting compliance, policy issuance and pricing. In addition to standard commissions, the Company provides strong incentives to its general agents to produce profitable business through a contingent profit commission structure that is tied directly to underwriting profitability. Payments of these contingent profit commissions have been through the issuance of shares of PAGI common stock and cash. As of December 31, 2003, the Company has awarded general agents 392,793 shares of PAGI common stock through its contingent profit commission structure since 1996.

The Company began writing business on a Submit basis in 1999 in response to general agents who had risks similar to the Company’s risk profile but were outside of their underwriting authority. One hundred percent of this business is quoted and bound by Penn-America underwriters; general agents have no binding authority for Submit business. This business accounted for approximately 5% of gross written premiums in 2003.

Lines of Business

The following table sets forth an analysis of gross written premiums by line of business for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
(Dollars in thousands)	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Core commercial lines:
Property	$86,201	41.1%	$78,106	49.6%	$46,499	47.2%
Casualty	123,272	58.9	79,294	50.4	50,831	51.7

Total core commercial lines	209,473	100.0	157,400	100.0	97,330	98.9

Exited lines	(31)	—	33	—	1,082	1.1

	$209,442	100.0%	$157,433	100.0%	$98,412	100.0%

Core Commercial Lines. The Company’s core commercial lines consist of its commercial property and casualty lines of business excluding its exited commercial automobile lines (see “Exited lines” below). The core commercial lines are written as follows:

•	The Company’s Commercial General Liability insurance is written on an occurrence policy form, which generally provides coverage for third-party bodily injury or property damage that arises during the policy period. The Company’s insurance coverage provides limits generally ranging from $25,000 to $3,000,000 per occurrence, with the majority of such policies having limits between $500,000 and $1,000,000. The Company’s general liability policies usually provide for defense and related expenses in addition to per occurrence and aggregate policy limits.

•	The Company’s Commercial Property lines provide limits usually no higher than $2,000,000 per risk, with most policies written at limits of $1,000,000 per risk or less.

•	The Company writes Commercial Multi-Peril policies that provide the same commercial property and general liability coverages bundled together as a “package” for its insureds. The limits on these policies are the same as if written separately.

•	The Company writes Commercial Umbrella policies that provide limits of liability up to $5,000,000 per occurrence. For commercial umbrella coverage, the Company usually writes the primary $1,000,000 general liability limit. In 2003, the Company began providing umbrella coverage on policies where other insurance carriers write the primary $1,000,000 general liability limit.

Exited Lines. The Company’s exited lines consist of its personal and commercial automobile lines of business. The Company exited non-standard personal automobile business in 1999 and commercial automobile in late 2000. The exited lines were written as follows:

•	The Company’s Commercial Automobile policies were written with liability limits up to $1,000,000 per occurrence.

•	The Company’s Personal Automobile policies were written with liability limits up to $100,000 per person and $300,000 per occurrence.

Financial Information about Business Segments

The Company has one reportable segment that consists of its commercial property and casualty lines of business. The Company exited the non-standard personal automobile business in 1999 and announced that it would run-off its remaining portfolio of such business. For the years ended December 31, 2003, 2002 and 2001, information relating to the non-standard personal automobile business was not material, and therefore, not disclosed separately.

Pricing

In the commercial property and casualty market, the rates and terms of coverage provided by property and casualty insurance carriers are frequently based on benchmarks and forms promulgated by the Insurance Services Office (“ISO”). ISO makes available to its members advisory rating, statistical and actuarial services, policy language and other related services. ISO currently provides such services to more than 1,500 property and casualty insurance companies in the United States. One of the services that ISO provides is an actuarial-based estimate of the expected loss cost for risks in each of approximately 1,000 risk classifications. These benchmark loss costs reflect an analysis of the loss and allocated loss adjustment expenses on claims reported to ISO. ISO statistics, however, include only claims and policy information reported to ISO, and therefore do not reflect all of the loss experience for each class. Also, the historical results for a particular class may not be sufficient to provide actuarially meaningful results.

The Company primarily uses ISO loss cost rates as the foundation for establishing its pricing benchmarks for all lines of business in all 50 states and the District of Columbia. The Company then develops “loss cost multipliers,” or LCMs, which are designed to support its operating expenses, acquisition expenses and targeted return on equity. The multiplication of LCMs by ISO loss cost rates produces the Company’s final benchmark rates. As a general rule, the Company’s final benchmark rates are set at 110% to 200% of the prescribed ISO benchmark rates because of the Company’s strategy of providing insurance to underserved markets. The Company’s final benchmark rates are regionalized to incorporate variables such as historical loss experience, the types and lines of business written and state regulatory considerations. For businesses that the Company writes on an admitted basis, it must obtain advance regulatory approval of rates in a number of states. The Company provides its general agents with pricing flexibility on a per-policy basis, with the objective that in the aggregate, the weighted average premium of all new and renewal commercial policies written by a general agent must equal the Company’s final benchmark rates.

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects thereof and to provide a high level of service and support to general agents, retail insurance brokers and insureds throughout the claims process. The Company’s general agents have no authority to settle claims or otherwise exercise control over the claims process. The Company’s claims staff supervises, processes and approves all claims. The Company has a formal claims review process, and all claims greater than $50,000 are reviewed by senior claims management.

Insurance Loss Reserves

Overview. The Company is directly liable for losses and loss adjustment expenses under the terms of the insurance policies that it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company reflects the liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves as balance sheet liabilities for both reported and unreported claims.

When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company’s ultimate loss. The estimate of the amount of the ultimate loss is based upon such factors as:

•	the type of loss;

•	jurisdiction of the occurrence;

•	knowledge of the circumstances surrounding the claim;

•	severity of injury or damage;

•	potential for ultimate exposure; and

•	policy provisions relating to the claim.

The Company determines loss adjustment expenses as a percentage of expected indemnity losses based on historical patterns adjusted to reflect current experience.

In addition to case reserves, management establishes reserves on an aggregate basis to provide for incurred but not reported losses and loss adjustment expenses, commonly referred to as “IBNR.” To establish reserves for IBNR the Company must estimate the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to determine its estimate of ultimate liability. The techniques recognize, among other factors:

•	the Company’s and the industry’s experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	the line of business mix; and

•	the economic environment in which property and casualty insurance companies operate.

The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. In general, initial reserves are based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Change in estimates for loss and loss adjustment expense reserves, as required by Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, is recorded in the period that the change in these estimates is made. The Company does not discount its loss reserves.

Activity of Claims Reserves. Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
Balance, beginning of year	$137,747	$119,598	$115,314
Less reinsurance recoverable	27,549	25,552	24,093

Net balance, beginning of year	110,198	94,046	91,221

Incurred related to:
Current year	89,167	72,702	60,885
Prior years	5,499	2,406	36

Total incurred	94,666	75,108	60,921

Paid related to:
Current year	24,324	22,906	19,913
Prior years	43,471	36,050	38,183

Total paid	67,795	58,956	58,096

Net balance, end of year	137,069	110,198	94,046
Plus reinsurance recoverable	37,813	27,549	25,552

Balance, end of year	$174,882	$137,747	$119,598

For more information regarding incurred losses and loss adjustment expenses attributable to prior years for 2003, 2002 and 2001, see the section entitled “Critical Accounting Estimates” beginning on page 28 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-K.

Losses and Loss Adjustment Expense Development. The following table presents the development of unpaid losses and loss adjustment expenses during the ten years ended December 31, 2003. The top section of the table shows the reserves for unpaid losses and loss adjustment expenses at the balance sheet date for each of the indicated years. The next section shows the cumulative net paid losses and loss adjustment expenses for each succeeding year with respect to the reserve amounts previously recorded at the respective periods. The next section represents the re-estimated net reserve for unpaid losses and loss adjustment expenses as of the end of each succeeding year for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

The net cumulative deficiency represents the cumulative change in estimates for net losses and loss adjustments expenses as of December 31, 2003 for each respective year. The changes in estimates are recorded as more information becomes available about the frequency and severity of claims.

The bottom of the table summarizes the re-estimated reserves for unpaid losses and loss adjustment expenses at December 31, 2003 for each of the respective years and the gross cumulative deficiency which represents the cumulative change in estimates for gross losses and loss adjustments expenses as of December 31, 2003 for each respective year.

Schedule of Loss and Loss Adjustment Expense Development

	As of December 31,
(In thousands)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Reserves for unpaid losses and loss adjustment expenses at December 31:
Gross	$33,314	$44,796	$60,140	$70,728	$84,566	$88,937	$93,719	$115,314	$119,598	$137,747	$174,882
Reinsurance	6,484	9,489	13,628	15,072	15,703	16,502	18,086	24,093	25,552	27,549	37,813

Net	$26,830	$35,307	$46,512	$55,656	$68,863	$72,435	$75,633	91,221	94,046	110,198	137,069

Net cumulative paid through:
1 year later	$6,852	$12,384	$17,210	$23,654	$30,236	$36,449	$34,626	$38,183	$36,050	$43,471
2 years later	13,127	20,617	29,612	38,819	51,141	55,718	57,415	62,973	64,980
3 years later	18,656	27,266	38,091	50,982	63,470	70,370	73,843	84,063
4 years later	22,254	32,119	44,016	57,613	72,651	80,979	86,782
5 years later	24,303	34,883	48,236	62,724	79,028	88,661
6 years later	25,642	37,687	51,485	66,588	83,890
7 years later	27,121	39,863	54,109	69,477
8 years later	28,449	41,689	56,580
9 years later	29,572	43,790
10 years later	31,377

Net reserves estimated as of:
1 year later	$23,897	$33,601	$45,708	$55,997	$68,946	$80,855	$84,784	$91,257	$96,453	$115,697
2 years later	23,489	34,281	47,225	57,913	76,217	86,351	86,863	97,829	104,959
3 years later	24,558	36,453	47,378	63,575	79,881	86,899	93,158	105,359
4 years later	36,335	36,359	50,704	67,310	81,226	91,156	98,738
5 years later	26,380	38,768	54,245	68,567	84,822	95,700
6 years later	27,532	41,425	54,739	70,251	88,363
7 years later	29,050	42,095	56,462	72,206
8 years later	29,804	43,321	58,814
9 years later	30,704	45,623
10 years later	32,972

Net cumulative deficiency:	$(6,142)	$(10,316)	$(12,302)	$(16,550)	$(19,500)	$(23,265)	$(23,105)	$(14,138)	$(10,913)	$(5,499)

Re-estimates as of December 31, 2003:
Gross	$52,282	$66,314	$77,919	$89,702	$106,815	$115,972	$123,010	$133,721	$136,365	$148,640
Reinsurance	19,310	20,691	19,105	17,496	18,452	20,272	24,272	28,362	31,406	32,943

Net	$32,972	$45,623	$58,814	$72,206	$88,363	$95,700	$98,738	105,359	104,959	115,697

Gross cumulative deficiency	$(18,698)	$(21,518)	$(17,779)	$(18,974)	$(22,249)	$(27,035)	$(29,291)	$(18,407)	$(16,767)	$(10,893)

Analysis of Losses and Loss Adjustment Expense Development

The net cumulative deficiency presented in the previous table represents the difference between the unpaid loss and loss adjustment expense reserves recorded as of December 31 of the respective calendar year and the re-estimation of these reserves as of December 31, 2003. While each year of the table reflects a net cumulative deficiency, the majority of each year’s net cumulative deficiency was recognized by the Company in four calendar periods: 1999, 2000, 2002 and 2003.

In 1999, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $8,419,000. The increase is attributable primarily to changes in estimates for losses and loss adjustment expenses for the non-standard personal automobile line of business. During 1999, the Company received a significant number of claims relating to accidents incurred prior to 1999, resulting in an increase in loss estimates. In 1999, the Company exited the non-standard personal automobile line of business.

In 2000, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $9,164,000. The increase is attributable primarily to changes in the Company’s estimates for loss and loss adjustment expense reserves of $1,400,000 for commercial automobile, $3,900,000 for commercial multi-peril liability and $3,400,000 for other liability lines of business.

The Company began writing commercial automobile coverage for vehicles and light trucks in 1998. The initial estimates for 1998 and 1999 were based on a relatively low level of claims reported to the Company. As of December 31, 1999, the Company’s expectations of claim reporting patterns were based on industry experience, since limited Company experience was available. In 2000, the Company received more claims than initially expected for accident years 1998 and 1999. Consequently, the Company increased its estimate by $1,400,000 in 2000. In the fourth quarter of 2000, the Company exited the commercial automobile line of business due to unsatisfactory underwriting results.

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

The change in estimates in 2000 for the other liability line resulted principally from construction defect claims, which were new types of claims that were not anticipated when the Company wrote these policies between 1991 and 1996. In 2000, the Company received an increased number of construction defect claims predominantly related to insureds that operated as sub-contractors in the state of California. Prior to 2000, most construction defect litigation was targeted at general contractors and housing developers. However, as their policy limits became eroded due to the vast number of litigants, plaintiff attorneys sought additional recoveries from sub-contractors. Consequently, with the increased number of claims reported combined with expected costs to defend these construction defect claims, the Company increased its estimate by $3,400,000.

For more information regarding incurred losses and loss adjustment expenses attributable to insured events of prior years for 2002 and 2003, see the section entitled “Critical Accounting Estimates” beginning on page 28 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-K.

Reinsurance

To reduce its exposure to liability on individual risks and to protect against catastrophic losses, the Company purchases reinsurance through contracts called “treaties” or on a facultative basis. Reinsurance involves an insurance company transferring or “ceding” a portion of its exposure on a risk to another insurer (the “reinsurer”). The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer will be required to pay the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company’s policy is to use only reinsurers that have an A.M. Best Company (“A.M. Best”) rating of “A” (Excellent) or better and that have at least $500 million in statutory surplus.

For more information regarding the Company’s reinsurance programs, see the section entitled “Reinsurance” beginning on page 32 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-K.

Investments

The Company’s investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The Company out-sources the management of its investment portfolio to Gen Re New England Asset Management Inc. (“NEAMS”). In accordance with the asset management agreement between the Company and NEAMS, all investment transactions are approved by the Investment Committee of the Company within 60 days of their initiation by NEAMS. As of December 31, 2003, total cash and investments of $345.7 million consisted of $323.5 million in fixed-maturity securities, $10.2 million in equity securities, consisting of preferred stocks and a mutual fund invested in adjustable rate mortgages, and $12.0 million in cash.

For more information regarding the Company’s investment portfolio, see the section entitled “Investments” beginning on page 35 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-K.

Competition

The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product in some cases. The Company competes with a number of insurers in attracting quality general agents and in selling insurance products. Many of the Company’s existing or potential competitors are larger excess and surplus lines and specialty admitted insurers which have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. The Company believes that in order to be successful in its market, it must be aware of pricing cycles and must be able to minimize the impact of such cycles through tight expense control and superior customer service.

Another competitive factor is the rating assigned by independent rating organizations such as A.M. Best. Penn-America Insurance Company and Penn-Star Insurance Company currently have a pooled rating from A.M. Best of “A-” (Excellent). “A-” is the fourth highest of sixteen rating categories. These ratings are based upon factors, such as, capital adequacy, loss reserve adequacy and operating performance, of concern to policyholders and are not directed toward the protection of investors.

The Company believes that its distribution strategy, which is based on building and maintaining strong relationships with a small number of high quality general agents that are enabled with the latest technological innovation, provides a competitive advantage in the markets it targets. See the section entitled “Marketing and Distribution” beginning on page 5, which more fully describes the elements of the strategies which the Company believes provide this competitive advantage.

Regulation

General. The Company is subject to regulation under the insurance statutes and regulations, including insurance holding company statutes, of the various states in which it does business. These statutes are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders, and they relate to such matters as the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature and limitations of investments; deposits of securities for the benefit of policyholders; approval of policy forms, rules and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. All insurance companies must file annual statements with certain state regulatory agencies and are subject to regular and special financial examinations by those agencies. The last regulatory financial examination of Penn-America Insurance Company was completed by the Pennsylvania Insurance Department in 1999, covering the five-year period ended December 31, 1998, and for Penn-Star Insurance Company, covering a two-year period ended December 31, 1998, since its initial licensing in 1997.

Insurance Holding Company Laws. Pennsylvania, the Company’s state of domicile, has laws governing insurers and insurance holding companies. The Pennsylvania statutes generally require insurers and insurance holding companies to register and to file reports concerning their capital structure, ownership, financial condition and general business operations. Under the statutes, a person must generally obtain the Pennsylvania Insurance Department’s approval to acquire, directly or indirectly, 10% or more of the outstanding voting securities of PAGI or any of its insurance subsidiaries. The insurance department’s determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer’s financial condition, the competence of its management and whether competition would be reduced. All transactions within a holding company’s group affecting an insurer must be fair and reasonable and the insurer’s statutory surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company group.

Dividend Restriction. PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. PAGI’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders, corporate expenses and interest on its junior subordinated debentures, is dividends from Penn-America Insurance Company. PAGI has no planned capital expenditures that could have an impact on its long-term liquidity needs.

Penn-America Insurance Company’s principal sources of funds are underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America Insurance Company and Penn-Star Insurance Company principally to pay claims and operating expenses, to purchase investments and to make dividend payments to PAGI. PAGI’s future liquidity is dependent on the ability of Penn-America Insurance Company to pay dividends to PAGI.

The Company’s insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2004 is $12,196,000. Ordinary dividends of $2,600,000, $1,100,000 and $1,600,000 were paid to PAGI in 2003, 2002 and 2001, respectively. Penn-America Insurance Company’s ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and statutory surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to PAGI. As of December 31, 2003, Penn-America Insurance Company’s statutory surplus was $121,960,000, and included unassigned surplus of $36,420,000.

Penn-America Insurance Company and Penn-Star Insurance Company are required by law to maintain a certain minimum level of statutory surplus. Statutory surplus is calculated by subtracting total liabilities from total assets. The National Association of Insurance Commissioners adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2003, the statutory surplus of Penn-America Insurance Company and Penn-Star Insurance Company was in excess of the prescribed risk-based capital requirements. Penn-America Insurance Company’s statutory surplus at December 31, 2003 was $121,960,000 and its regulatory action level was $30,034,000. Penn-Star Insurance Company’s statutory surplus at December 31, 2003 was $42,232,000 and its regulatory action level was $11,256,000.

Insurance Guaranty Funds. Under insolvency or guaranty laws in states in which Penn-America is licensed as an admitted insurer (and in New Jersey), organizations have been established (often referred to as guaranty funds) with the authority to assess admitted insurers up to prescribed limits for the claims of policyholders insured by insolvent, admitted insurance companies. Surplus lines insurance companies are generally not subject to such assessments except in New Jersey and their policyholders are not eligible to file claims against the guaranty funds.

Additional Legislation or Regulations. New regulations and legislation are proposed from time to time to limit damage awards, to bring the industry under regulation by the federal government, to control premiums, policy terminations and other policy terms and to impose new taxes and assessments. Difficulties with insurance availability and affordability have increased legislative activity at both the federal and state levels. Some state legislatures and regulatory agencies have enacted measures, particularly in personal lines, to limit midterm cancellations by insurers and to require advance notice of renewal intentions. In addition, Congress is investigating possible avenues for federal regulation of the insurance industry.

Employees

The Company has approximately 120 employees. The Company is not a party to any collective bargaining agreements and believes that its employee relations are good.

Risk Factors

The provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) became effective in December 1995. The Act provides a “safe harbor” for companies which make forward-looking statements providing prospective information. The “safe harbor” under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements. The Company wishes to take advantage of the “safe harbor” provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words “anticipates,” “expects,” “intends,” “seeks” or “plans” or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

The following are certain risk factors that can adversely affect the Company’s business and its results of operations and financial condition. This list is not exhaustive and new risk factors may emerge due to the continually changing business environment. The Company cannot predict new risk factors, nor can it assess the impact, if any, of such new risk factors on its business.

Risks Related to the Company’s Business

A decline in the financial rating of PAGI’s insurance subsidiaries may result in a reduction of new or renewal business.

PAGI’s insurance subsidiaries currently have a pooled “A-” (Excellent) rating from A.M. Best. A.M. Best assigns ratings that are generally based on an insurance company’s ability to pay policyholder obligations (not towards protection of investors) and focus on capital adequacy, loss reserve adequacy and operating performance. A reduction in the Company’s performance in these criteria could result in a downgrade of its rating. A downgrade of this rating could cause the Company’s current and future general agents, retail brokers and insureds to choose other, higher-rated competitors.

The Company’s inability to assess underwriting risk accurately could reduce net income.

The Company’s underwriting success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. The Company relies on the experience of its underwriting staff in assessing these risks. In addition, the failure to retain or to hire experienced personnel could adversely affect the ability to accurately make those determinations. If the Company fails to assess accurately the risks retained, it could result in the failure to establish appropriate premium rates and the Company’s reserves may be inadequate to cover its losses, which could reduce net income. The underwriting process is further complicated by exposure to unpredictable developments, including weather-related and other natural catastrophes, as well as war and acts of terrorism.

The Company’s general agents may exceed their authority and could bind business outside its underwriting guidelines.

The Company underwrites a substantial majority of its policies on a binding authority basis. Binding authority business represents risks that may be quoted and bound by the Company’s general agents prior to the Company’s underwriting review. An agent’s binding authority is limited, however, by underwriting guidelines that are in place. These guidelines include, but are not limited to, restrictions on authorized lines and classes of business, limits of liability, policy premium, pricing and the total insured value per location. If a general agent exceeds its authority by binding a risk that does not comply with such underwriting guidelines, the Company is at risk on claims that occur from the time the policy was written until the policy is received and canceled by the Company. In addition, to cancel the policy for exceeding underwriting authority, the Company must receive and cancel the policy within statutorily prescribed time limits, typically sixty (60) days. As a result, the Company may be bound by a policy that does not comply with its underwriting guidelines, and until the Company can effect a cancellation, the Company may incur losses and loss adjustment expenses related to that policy.

The Company depends on general agents for a significant amount of revenue and the loss of any one of such agents, through sale or otherwise, could adversely affect the Company.

The Company’s marketing and distribution strategy is dependent on relations with its general agents. The Company distributes its products through sixty-six (66) general agents that have limited binding authority. For the year ended December 31, 2003, the Company had one agency that produced approximately 11% of the Company’s gross written premiums. A loss of all or substantially all of the business produced by this general agent, through the sale of such agency to a larger national agency or otherwise, could result in a decline in premium volume and an adverse effect on the business and operations of the Company.

The Company depends on its general agents to collect, retain and remit premiums to the Company on insurance policies that are bound and in-force.

The Company’s general agents collect insurance premiums on policies that are bound and in-force and are required to remit these premiums to the Company within forty-five days after the end of the month in which the policies are effective. While most states require general agents to maintain premium monies in a fiduciary account for the benefit of its insurance companies, general agents could use these monies for unauthorized purposes, exposing the Company to credit risk of its general agents.

The Company enters into transactions with affiliates and insiders who hold a considerable amount of the Company’s common stock on terms that may be less advantageous than those obtained from unrelated third parties.

Penn Independent, PAGI’s controlling stockholder, which is owned 100% by the Saltzman family, owned approximately 31% of PAGI’s outstanding common stock as of December 31, 2003. As a result, Penn Independent may influence the Company’s decisions. Several of Penn Independent’s wholly-owned subsidiaries are insurance agencies that write business with the Company. In addition, the Company leases its headquarters from Mr. Saltzman and it obtains services from Penn Independent. The terms and conditions of these transactions with affiliates could be less advantageous than those obtained from unrelated parties.

Failure to establish adequate loss reserves could have a material adverse effect on the Company’s financial condition.

The Company is directly liable for losses and loss adjustment expenses under the terms of the insurance policies that it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to the Company and its payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves as balance sheet liabilities for both reported and unreported claims. These reserves are based on historical data and estimates of future events and by their nature are imprecise. The Company’s ultimate losses and loss adjustment expenses may vary from established reserves.

Furthermore, factors such as claims inflation, claims settlement patterns, legislative activity, social and economic patterns, and litigation and regulatory trends, all of which are difficult to predict, may have a substantial impact on the Company’s future loss experience. Additionally, the Company has established loss and loss adjustment expense reserves for certain lines of business which were exited by the

Company, but circumstances could develop that would make these reserves insufficient. If any of the Company’s reserves should prove to be inadequate, the Company will be required to increase reserves resulting in a reduction in net income in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material effect on future earnings and liquidity. As of December 31, 2003, unpaid loss and loss adjustment expense reserves were $174.9 million, consisting of case loss and loss adjustment expense reserves of $43.7 million, and incurred but not reported loss and loss adjustment expense reserves of $131.2 million.

The Company relies on its ability to obtain reinsurance support.

The Company currently purchases excess of loss and catastrophic event reinsurance, which allows it to write greater limits of liability than the Company otherwise could. In addition, the Company may choose in the future to re-evaluate the use of reinsurance to increase, decrease or eliminate the amount of liability it cedes to reinsurers, depending upon its cost and availability.

The maintenance of reinsurance does not legally discharge the Company from its primary liability for the full amount of the risks the Company insures, although it does make the reinsurer liable to the Company. Therefore, the Company is subject to credit risk with respect to its reinsurers. As of December 31, 2003, the Company had $38.0 million of reinsurance recoverable.

Since September 2001, the Company’s multiple-line excess of loss treaty reinsurance is with American Re, part of the Munich Re Group. American Re is rated “A+” (Superior) by A.M. Best. For the three years prior to September 1, 2001, General Reinsurance Corporation, rated “A++” (Superior) by A.M. Best, was the Company’s reinsurer on its multiple-line excess of loss treaty.

For 2004, the Company’s catastrophic loss reinsurance program includes: American Agricultural Insurance Company, Converium Reinsurance (North America) Inc., Converium (UK), Everest Reinsurance Company, Hannover Re (Bermuda) Ltd., PXRE Reinsurance Company, Shelter Reinsurance Company, Sirius International Insurance Corporation and XL Re Ltd. All of these reinsurers have statutory surplus greater than $500 million and an A.M. Best rating of “A” (Excellent) or higher.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed-maturity and equity investments with a market value of $333.7 million at December 31, 2003 that are subject to:

•	market value risk, which is the risk that investments will decrease in value. This decrease in value may be due to a change in the prevailing market yields on investments, an unfavorable change in the liquidity of an investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected; and

•	liquidity risk, which is the risk that the Company may have to sell assets at an undesirable time and/or price to provide for payment of claims.

The Company’s fixed-maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2003, mortgage-backed securities and other asset-backed securities constituted approximately 36.3% of the Company’s fixed-maturity investments. As with other fixed-maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose the Company to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for common stock, fixed-maturity and equity securities. Unexpected volatility or illiquidity in the markets in which the Company holds positions could reduce liquidity and stockholders’ equity.

Risks Related to the Company’s Industry

The Company’s success is highly dependent on key personnel.

The efforts and abilities of the Company’s present management, particularly that of Jon S. Saltzman, President and Chief Executive Officer, Joseph F. Morris, Senior Vice President, Chief Financial Officer and Treasurer, and J. Ransley Lennon, Vice President-Information Technology, are very important to the Company’s success. If the Company were to lose the services of any of these key personnel, it may find it difficult to find a suitable replacement, which could cause operating results to decline. While the Company does not maintain employment contracts with these personnel, it does maintain key personnel life insurance policies.

Changes in the Company’s operating environment may affect its performance.

The Company may incur significant fluctuations in operating results due to changes in competition, market conditions, catastrophe losses, severe weather conditions and general economic conditions, including interest rate changes, as well as court decisions, legislative initiatives, the frequency of litigation and the size of judgments. The impact of these factors can dramatically affect demand for the Company’s products, insurance capacity, pricing and claims experience and, consequently, the Company’s business, results of operations or financial condition.

The Company is heavily regulated and changes in the regulation of the insurance industry may have an adverse impact.

The Company is subject to regulation, primarily by Pennsylvania, its domiciliary state, and to a lesser degree, the thirty-seven (37) other states in which the Company is an admitted insurer. The regulations are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. These regulations relate to authorized lines of business, capital and surplus requirements, rules, rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial components of the Company’s business. Significant changes in these laws and regulations could further limit the Company’s discretion or make it more expensive to conduct its business.

The National Association of Insurance Commissioners has adopted a system to test the adequacy of statutory capital, known as “risk-based capital,” which applies to PAGI’s insurance subsidiaries. This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision or control. Thus, failure to maintain risk-based capital at the required levels could adversely affect the ability of PAGI’s insurance subsidiaries to maintain regulatory authority to conduct its business. For more information regarding risk-based capital as of December 31, 2003, see the section entitled “Liquidity and Capital Resources” beginning on page 38 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report on Form 10-K.

The Company’s business is cyclical in nature which can affect its financial performance.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns of soft markets (declining premium rate levels) followed by hard markets (rising premium rate levels). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Since this cyclicality is due in large part to the actions of its competitors and general economic factors, the Company cannot predict with certainty how long soft or hard markets will last.

The Company operates in a highly competitive market.

The property and casualty insurance industry is highly competitive. The Company competes with numerous domestic and international insurers, many of which have greater financial and management resources and experience in the insurance industry. The Company also may compete with new entrants in the future. Competition is based on many factors, including:

•	the perceived market strength of the insurer;

•	pricing and other terms and conditions;

•	services provided;

•	the speed of claims payment;

•	the reputation and experience of the insurer; and

•	ratings assigned by independent rating organizations such as A.M. Best.

Ultimately, this competition could affect the Company’s ability to attract business at premium rates which are likely to generate underwriting profits.

State statutes limit the aggregate amount of dividends the Company’s subsidiaries may pay to the Company in any twelve month period, thereby limiting its funds to pay expenses and dividends.

PAGI is an insurance holding company, the principal asset of which is the common stock of Penn-America Insurance Company. Dividends from Penn-America Insurance Company are PAGI’s primary source of funds to pay expenses and dividends. The payment of dividends by Penn-America Insurance Company to PAGI and the payment of dividends by Penn-Star Insurance Company to Penn-America Insurance Company are limited by statute. In general, these restrictions limit the aggregate amount of dividends or other distributions that Penn-America Insurance Company or Penn-Star Insurance Company may declare or pay within any 12-month period without advance regulatory approval. Generally this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends of the maximum amounts calculated under any applicable formula.

Applicable insurance laws, certain provisions in the Company’s articles of incorporation and agreements with certain key employees make it difficult to effect a change of control and a large shareholder may have significant influence over potential change of control transactions.

Under applicable Pennsylvania insurance laws and regulations, no person may acquire control of PAGI unless that person has filed a statement containing specified information with the Pennsylvania Insurance Commissioner and obtains advance approval for such acquisition. Under applicable laws and regulations, any person acquiring, directly or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of the Company’s common stock without obtaining advance approval of the Pennsylvania Insurance Commissioner would be in violation of Pennsylvania insurance law and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Pennsylvania Insurance Commissioner.

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action (including a possible revocation of the Company’s authority to do business) in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change of control of the Company may require prior notification in the states that have pre-acquisition notification laws.

The Company’s articles of incorporation contain certain provisions that make more difficult the acquisition of control of PAGI by means of a tender offer, open market purchase, a proxy fight or otherwise. Other provisions in the articles of incorporation that make it difficult to effect a change of control include the authority of the Company’s Board of Directors to issue series of preferred stock with such voting rights and other powers as the Board of Directors may determine, and notice requirements in the bylaws relating to nominations to the Board of Directors and to the raising of business matters at stockholders’ meetings.

Penn Independent currently owns approximately 31% of the Company’s outstanding common stock. Penn Independent’s stock ownership and ability to nominate persons for election to the Company’s Board of Directors provides Penn Independent with significant influence over potential change of control transactions.

Finally, the Board of Directors has approved change in control and severance compensation for certain of the Company’s key employees. In the event of a change in control, as defined in the agreements, these individuals will receive .25 to 2 times their annual base salary to stay through such a change in control, and .25 to 2 times their annual base salary as severance if they are terminated, as defined in the agreements, due to a change in control.

Risks Related to the Company’s Common Stock

Trading in the Company’s common stock is potentially volatile and the Company cannot guarantee that an active trading market or a specific share price will be established.

The stock market has experienced price and volume fluctuations that have been unrelated to the operating performance of particular companies. The market price of the Company’s common stock may be significantly affected by quarterly variations in results of operations, changes in financial estimates by securities analysts or by failure to meet estimates, litigation, general trends in the insurance industry, actions by governmental agencies, national economic and stock market conditions, industry reports and other factors, many of which are beyond the Company’s control. Light trading in the Company’s common stock also has the potential to contribute to the volatility of the stock price. When few shares trade on any given day, any one trade, even if relatively small, may have an impact on the market price, causing the share price of the Company’s common stock to rise or fall.

The Company may require additional capital in the future that may not be available or only available on unfavorable terms.

The Company’s future capital requirements depend on many factors, including the level of premiums written by the Company’s insurance subsidiaries and the Company’s need to establish adequate loss reserves. The extent that the Company needs to raise additional capital to support its insurance subsidiaries may be on terms that are not favorable to existing shareholders.

The Company has a significant number of shares eligible for future sale.

As of December 31, 2003, Penn Independent held 4,631,250 shares of the Company’s common stock and option holders held options to purchase an aggregate 630,060 shares of the Company’s common stock. The Company cannot predict the effect, if any that future sales of the Company’s common stock by Penn Independent or option holders, or the availability of shares of its common stock for future sale will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of the Company’s common stock in the public market by insiders or existing shareholders, or the perception that such sales could occur, could adversely affect the market price of its common stock and may make it more difficult for the Company to sell its equity securities in the future at a time and at a price which the Company deems appropriate.

Item 2. Properties.

The Company leases approximately 23,000 square feet in an office building located in Hatboro, Pennsylvania. The office building also houses Penn Independent and certain of its subsidiaries. The Company leases the space from Mr. Irvin Saltzman, Chairman of the Board of Directors of the Company, pursuant to a lease agreement renewed June 30, 2000 that expires on June 30, 2005, and provides for an annual rental payment of $281,000. This amount is considered by the Company to be at fair market value.

Item 3. Legal Proceedings.

The Company’s insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. There are no other legal proceedings that the Company is currently involved.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of 2003 to a vote of holders of PAGI’s common stock.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market, Dividends and Holders. PAGI’s common stock trades on the New York Stock Exchange under the symbol “PNG”. As of January 31, 2004, there were 205 registered holders of record and approximately 1,100 beneficial holders of record of PAGI’s common stock. The high and low sales prices of, and cash dividend per share for, the common stock during each quarter within 2003 and 2002 were as follows:

	High	Low	Cash Dividend Per Share
2003
First Quarter	$10.60	$9.06	$0.04375
Second Quarter	11.70	10.11	0.04375
Third Quarter	15.07	11.10	0.04375
Fourth Quarter	15.99	13.25	0.05375

2002
First Quarter	$10.43	$7.27	$0.03833
Second Quarter	11.40	9.45	0.03875
Third Quarter	10.70	7.80	0.03875
Fourth Quarter	9.50	8.10	0.03875

PAGI’s principal source of cash to pay dividends to stockholders is dividends from Penn-America Insurance Company, which are restricted by statute as to the amount of dividends that may be paid without the prior approval of regulatory authorities. For information that more fully describes dividend restrictions for Penn-America Insurance Company, see the section entitled “Liquidity and Capital Resources” beginning on page 38 of Item 7, “Management’s Discussion and Analysis of Financial Condition”, of this report on Form 10-K.

Equity Compensation Plans. The following table summarizes the Company’s common stock that is authorized for issuance under its equity compensation plans as of December 31, 2003.

	Number Of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
Equity compensation plan approved by security holders	630,060	$5.93	553,795

Equity compensation plan not approved by security holders	—	—	254,701

	630,060	—	808,496

The Company’s equity compensation plan approved by security holders is its 2002 Stock Compensation Plan. The Company’s equity compensation plan not required to be approved by security holders is its Agents’ Contingent Profit Commission Plan. For more information about these plans, see Note 15 entitled “Stock Incentive Plans” beginning on page 63 of Item 8, “Financial Statements and Supplementary Data”, of this report on Form 10-K.

Item 6. Selected Financial Data.

	As of or for the year ended December 31,
(In thousands except ratios and share data)	2003	2002	2001	2000	1999
Operating Data

Premiums earned	$154,054	$115,055	$88,934	$91,449	$85,677
Net investment income	13,303	11,757	11,339	10,454	9,537
Net realized investment gain (loss)	1,947	1,273	(1,178)	(2,808)	(110)

Total revenues	$169,304	$128,085	$99,095	$99,095	$95,104

Net income (loss)	16,725	10,464	4,940	(4,831)	1,410
Comprehensive income (loss)	15,351	13,759	7,254	(343)	(5,000)

Diluted net income (loss) per share	$1.12	$0.88	$0.43	$(0.42)	$0.11

Cash dividend per share	$0.185	$0.15458	$0.14	$0.14	$0.1383

Cash flow provided by operations (1)	$57,305	$45,062	$8,423	$14,991	$8,602

Insurance Performance Data

Gross written premiums (2)	$209,442	$157,433	$98,412	$109,791	$95,983
Net written premiums (3)	176,450	134,662	87,123	97,250	87,036
Insurance ratios (GAAP basis):
Loss ratio (4)	61.4	65.3	68.5	82.4	73.8
Expense ratio (5)	31.1	32.4	34.6	34.0	34.5

Combined ratio (6)	92.5	97.7	103.1	116.4	108.3

Balance Sheet Data

Cash, cash equivalents and investments	$345,675	$276,967	$188,615	$178,675	$166,227
Total assets	443,874	347,239	248,115	239,486	217,782
Junior subordinated debentures	30,000	15,000	—	—	—
Total stockholders’ equity	130,810	116,595	80,391	74,051	80,618
Book value per share (7)	8.87	8.00	7.00	6.52	6.67

(1)	Cash flow provided by operations differs from net income (loss), due to the fact that net income (loss) includes accruals for non-cash items as required by GAAP and net realized investment gain (loss).
(2)	Gross written premiums are the amount received or to be received for insurance policies written by the Company without reduction for acquisition costs, reinsurance costs and other deductions.
(3)	Net written premiums represent gross written premiums less premiums ceded to (reinsured by) other insurers.
(4)	The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned.
(5)	The expense ratio is calculated by dividing amortization of deferred policy acquisition costs and other underwriting expenses by premiums earned.
(6)	The combined ratio is the addition of the loss ratio and expense ratio.
(7)	Book value per share is calculated by dividing total stockholders’ equity by the total number of shares of common stock outstanding as of December 31 of each respective year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Penn-America Group, Inc. (“PAGI”) and subsidiaries (collectively “Penn-America” or the “Company”) should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in Item 8, “Financial Statements and Supplementary Data”, and cautionary remarks included in the section entitled “Risk Factors” of Item 1, “Business”, of this report on Form 10-K.

Overview

Business. PAGI is a specialty property and casualty insurance holding company that markets and underwrites general liability, commercial property and multi-peril insurance for small businesses with average annual premiums of about $2,000. These small businesses are located primarily in small towns and rural areas in all fifty states and the District of Columbia. The small businesses Penn-America insures, such as restaurants, service contractors, retail stores and apartments, often cannot obtain insurance because of their rural locations, small premium size or non-standard risk characteristics. As a result, these small businesses must turn to companies like Penn-America, which operate in a small business niche of the secondary or residual market called the “excess and surplus lines” or “E&S” market. By operating in the E&S market, Penn-America is rewarded with higher prices than the standard lines market, more flexibility in excluding coverage for specific loss exposures and lower premium taxes and state guarantee fund assessments.

Penn-America distributes its insurance products through a small network of sixty-six (66) high-quality wholesale general agents who serve the needs of the more than 30,000 retail insurance brokers who work directly with Penn-America insureds. Penn-America has about one-half the number of general agents as its nearest competitor. By maintaining strong relationships with a small, select group of agents, a relationship with Penn-America offers true “franchise value” to each general agent by providing relative market exclusivity and a high level of service and support. The Company’s distribution strategy has resulted in strong and consistent growth. From 1992 to 2003, the Company’s commercial gross written premiums grew from $22.6 million to $209.4 million (a 22% annual compounded growth rate). Most of the growth was due to an increase in gross written premiums per agent from $590,000 in 1992 to $3.9 million in 2003.

Key Financial Measures. The Company utilizes a number of financial measures to evaluate its operating performance and financial condition. The Company’s overall financial goal is to produce a 12 to 15 percent return on equity (“ROE”) over the long-term. The Company calculates ROE by dividing net income by average stockholders’ equity. The following table summarizes ROE for each year in the ten-year period ended December 31, 2003:

	Year ended December 31,
	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Return on Equity	13.5%	11.8%	6.4%	(6.3)%	1.6%	8.8%	15.2%	18.2%	18.6%	12.3%

The Company’s philosophy has been to distribute a portion of the ROE it generates through cash dividends to stockholders. Cash dividend per share increased to $0.185 in 2003, compared to $0.15458 in 2002 and $0.14 in 2001. Through December 31, 2003, the Company has paid cash dividends to stockholders in 35 consecutive quarters totaling over $13.9 million.

The remainder of the ROE generated by the Company is invested in growing the book value per share of the Company. Book value per share increased 10.9% in 2003 to $8.87 at December 31, 2003 from $8.00 at December 31, 2002 and 14.3% in 2002 from $7.00 per share at December 31, 2001. Book value per share is calculated by dividing stockholders’ equity by outstanding common shares.

The Company utilizes other financial measures to evaluate its operating performance, such as gross written premiums, operating income, GAAP underwriting income (loss), GAAP combined ratio, net income and cash flows provided by operations. These additional financial measures for the years ended December 31, 2003, 2002 and 2001 are more fully described in Results of Operations and Liquidity and Capital Resources in this discussion and analysis.

This discussion and analysis consists of the following components:

•	Results of Operations

•	Critical Accounting Estimates

•	Reinsurance

•	Investments

•	Liquidity and Capital Resources

•	Competition

•	Impact of Inflation

Results of Operations

2003 Compared With 2002. Premiums earned increased 33.9% to $154.1 million for 2003 compared with $115.1 million for 2002 due to growth in net written premiums.

Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 33.0% to $209.4 million for 2003 compared with $157.4 million for 2002. This increase was attributable to rate increases, growth in new business and higher average exposures per policy.

Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased 44.9% to $33.0 million for 2003 compared with $22.8 million for 2002. The increase in ceded written premiums was due primarily to growth in gross written premiums and an approximately 9% increase in reinsurance rates on the Company’s multiple-line excess of loss reinsurance treaty.

Net written premiums, which are gross written premiums less ceded written premiums, increased 31.0% to $176.5 million for 2003 compared with $134.7 million for 2002. The increase in net written premiums was consistent with the increase in gross written premiums, but was partially offset by higher reinsurance costs.

Net investment income increased 13.1% to $13.3 million for 2003 compared with $11.8 million for 2002, due primarily to growth in average invested assets, partially offset by a decrease in the average yield on fixed-maturity investments.

Net realized investment gain was $1.9 million for 2003 and $1.3 million for 2002. The net realized investment gain for 2003 consists of realized gains of $2.4 million on the sale of certain of the Company’s investments in fixed-maturity securities and preferred stocks, partially offset by realized losses of $0.5 million on the sale of certain of the Company’s investments in common stocks. The net realized investment gain for 2002 consisted mainly of realized gains on the sale of certain of the Company’s investments in fixed-maturity securities of $2.9 million, offset by other-than-temporary impairment write-downs on certain of the Company’s investments in fixed-maturity and equity securities of $1.3 million and realized losses of $0.3 million on sales of certain of the Company’s investments equity investments.

Losses and loss adjustment expenses increased 26.0% to $94.7 million for 2003 from $75.1 million for 2002. The loss ratio for 2003 was 61.4 compared with 65.3 for 2002. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. This improvement in the loss ratio was primarily attributable to rate increases implemented in 2002 and 2003, partially offset by $5.5 million in losses and loss adjustment expenses attributable to insured events of prior years and an increase in catastrophe-related losses, which were $3.1 million in 2003 and $1.4 million in 2002. This increase in catastrophe-related losses was due primarily to claims the Company received on a series of severe storms in the Midwestern states which occurred in the second quarter of 2003 and claims the Company received related to Hurricane Isabel which occurred in the third quarter of 2003. For more information regarding the $5.5 million in losses and loss adjustment expenses attributable to insured events of prior years, see the section entitled “Critical Accounting Estimates” of this discussion and analysis beginning on page 28.

Amortization of deferred policy acquisition costs (“ADAC”) increased 32.7% to $38.5 million for 2003 from $29.0 million for 2002 due primarily to the growth in premiums earned.

Other underwriting expenses increased 13.3% to $9.4 million for 2003 from $8.3 million for 2002. This increase was mainly attributable to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel to support the growth in the insurance operations.

The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 92.5 for 2003 from 97.7 for 2002. The loss ratio improved to 61.4 for 2003 from 65.3 for 2002. The GAAP expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 31.1 for 2003 from 32.4 for 2002. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

Underwriting income increased to $11.5 million for 2003 from $2.6 million for 2002. Underwriting income is a non-GAAP financial measure used by the Company, among other measures, to evaluate the performance of its underwriting operations. Underwriting income is equal to premiums earned less losses and loss adjustment expenses, ADAC and other underwriting expenses. The improvement in underwriting income for 2003 was due to growth in earned premiums and improvement in the GAAP combined ratio.

Interest expense increased to $1.7 million for 2003 from $0.2 million for 2002. This increase was due to the interest expense related to the Company’s issuance of junior subordinated debentures in December 2002 and May 2003. For more information regarding junior subordinated debentures, see the section entitled “Liquidity and Capital Resources” of this discussion and analysis beginning on page 38.

Income tax expense increased to $7.4 million for 2003 from $4.4 million for 2002. This increase was due primarily to improved underwriting profitability.

Operating income increased to $15.5 million or $1.05 per basic share and $1.04 per diluted share for 2003 from $9.6 million or $0.82 per basic share and $0.81 per diluted share for 2002. Operating income is calculated by subtracting net realized investment gain, after taxes, from net income. Operating income is a non-GAAP financial measure used by the Company, among other measures, to evaluate its performance because the realization of net realized investment gains or losses in a given period is largely discretionary as to timing and could distort the comparability of results. The increase in operating income in 2003 was due to the improvement in underwriting income, after taxes, and growth of investment income, after taxes.

The factors described above resulted in net income for 2003 of $16.7 million or $1.14 per basic share and $1.12 per diluted share compared with net income of $10.5 million or $0.90 per basic share and $0.88 per diluted share for 2002.

2002 Compared With 2001. Premiums earned were $115.1 million for 2002 compared with $88.9 million for 2001. The Company’s core commercial lines premiums earned (excluding exited lines of business) increased 36.5% to $115.0 million, attributable to the increase in net written premiums for 2002 as compared with 2001. The Company exited the commercial automobile line of business in 2000 and the non-standard personal automobile line of business in 1999. Premiums earned for these exited lines of business decreased to $40,000 for 2002, compared with $4.7 million for 2001.

Gross written premiums increased 60.0% for 2002 to $157.4 million compared with $98.4 million for 2001. This increase was attributable to rate increases, strong growth in new business and higher average exposures per policy.

Ceded written premiums increased to $22.8 million for 2002 compared with $11.3 million for 2001. The increase in ceded written premiums was primarily due to growth in gross written premiums and an approximately 40% increase in reinsurance rates on the Company’s multiple-line excess of loss reinsurance treaty.

Net written premiums increased 54.6% for 2002 to $134.7 million compared with $87.1 million for 2001. The increase in net written premiums was consistent with the increase in gross written premiums, but was partially offset by higher reinsurance costs.

Net investment income increased to $11.8 million for 2002 compared with $11.3 million for 2001, primarily due to growth in average invested assets, partially offset by a decrease in the average yield on fixed maturity investments and lower interest rates on overnight cash balances.

Net realized investment gain was $1.3 million for 2002, compared to a $1.2 million net realized investment loss for 2001. The net realized investment gain for 2002 consisted mainly of realized gains on the sale of certain of the Company’s fixed-maturity investments of $2.9 million, offset by other-than-temporary impairment write-downs on certain of the Company’s investments in fixed maturity and equity securities of $1.3 million and realized losses of $0.3 million on sales of certain of the Company’s equity investments.

Losses and loss adjustment expenses increased 23.3% to $75.1 million for 2002 from $60.9 million for 2001. The loss ratio for 2002 was 65.3 compared with 68.5 for 2001. This improvement was attributable to rate increases implemented in 2001 and 2002 and exiting of the commercial automobile line of business, partially offset by $2.4 million in losses and loss adjustment expenses attributable to insured events of prior years. For more information regarding the $2.4 million in losses and loss adjustment expenses attributable to insured events of prior years for 2002, see the section entitled “Critical Accounting Estimates” of this discussion and analysis beginning on page 28.

Amortization of deferred policy acquisition costs (“ADAC”) increased 27.7% to $29.0 million for 2002 from $22.7 million for 2001 primarily due to the growth in premiums earned.

Other underwriting expenses increased 3.4% to $8.3 million for 2002 from $8.0 million for 2001. This increase was mainly attributable to increases in salary and benefit expenses associated with the hiring of additional underwriting and marketing personnel.

The overall GAAP combined ratio improved to 97.7 for 2002 from 103.1 for 2001. The loss ratio improved to 65.3 for 2002 from 68.5 for 2001. The GAAP expense ratio improved to 32.4 for 2002 from 34.6 for 2001.

Underwriting income was $2.6 million for 2002 compared to an underwriting loss of $2.7 million for 2001. This improvement for 2002 was due primarily to the improved GAAP combined ratio which was 97.7 for 2003 compared with 103.1 for 2002.

Income tax expense increased to $4.4 million for 2002 from $1.8 million for 2001. This increase was due primarily to improved underwriting profitability.

Operating income increased to $9.6 million or $0.82 per basic share and $0.81 per diluted share for 2002 from $5.7 million or $0.50 per share (basic and diluted) for 2001. The increase in operating income was due to the improvement in underwriting income, after taxes, and growth of investment income, after taxes.

The factors described above resulted in net income for 2002 of $10.5 million or $0.90 per basic share and $0.88 per diluted share compared with net income of $4.9 million or $0.43 per share (basic and diluted) for 2001.

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

The Company has identified that the establishment of reserves for unpaid losses and loss adjustment expenses and the valuation of certain investments are critical accounting estimates because they involve a high degree of judgment. Although variability is inherent in these estimates, the Company believes the amounts provided in its financial statements are appropriate based upon the facts available at the time. For information related to the valuation of investments, see the section entitled “Investments” in this discussion and analysis beginning on page 35.

The Company is directly liable for losses and loss adjustment expenses under the terms of the insurance policies that it writes. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company’s payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves as balance sheet liabilities for both reported and unreported claims.

When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company’s ultimate loss. The estimate of the amount of the ultimate loss is based upon such factors as:

•	the type of loss;

•	jurisdiction of the occurrence;

•	knowledge of the circumstances surrounding the claim;

•	severity of injury or damage;

•	potential for ultimate exposure; and

•	policy provisions relating to the claim.

The Company determines loss adjustment expenses as a percentage of expected indemnity losses based on historical patterns adjusted to reflect current experience.

In addition to case reserves, management establishes reserves on an aggregate basis to provide for incurred but not reported losses and loss adjustment expenses, commonly referred to as “IBNR.” To establish reserves for IBNR the Company must estimate the ultimate liability based primarily on past experience. The Company applies a variety of traditional actuarial techniques to determine its estimate of ultimate liability. The techniques recognize, among other factors:

•	the Company’s and the industry’s experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	the line of business mix; and

•	the economic environment in which property and casualty insurance companies operate.

The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. In general, initial reserves are based upon the actuarial and underwriting data utilized to set pricing levels and are reviewed as additional information, including claims experience, becomes available. The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Change in estimates for loss and loss adjustment expense reserves, as required by Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, is recorded in the period that the change in these estimates is made. The Company does not discount its loss reserves.

The table below illustrates the sensitivity to a hypothetical change in the Company’s net loss and loss adjustment expense reserves as of December 31, 2003. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on stockholders’ equity.

(Dollars in thousands)	Balance of Net Loss and Loss Adjustment Expense Reserves	Change In Net Loss and Loss Adjustment Expense Reserves	Percentage Increase (Decrease) in Stockholders’ Equity
Hypothetical Change in Net Loss and Loss Adjustment Expense Reserves
7.5% increase	$147,349	$10,280	(5.1)%
5.0% increase	143,922	6,853	(3.4)
2.5% increase	140,496	3,427	(1.7)
As recorded on December 31, 2003	137,069	—	—
2.5% decrease	133,642	(3,427)	1.7
5.0% decrease	130,216	(6,853)	3.4
7.5% decrease	126,789	(10,280)	5.1

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
Balance, beginning of year	$137,747	$119,598	$115,314
Less reinsurance recoverable	27,549	25,552	24,093

Net balance, beginning of year	110,198	94,046	91,221

Incurred related to:
Current year	89,167	72,702	60,885
Prior years	5,499	2,406	36

Total incurred	94,666	75,108	60,921

Paid related to:
Current year	24,324	22,906	19,913
Prior years	43,471	36,050	38,183

Total paid	67,795	58,956	58,096

Net balance, end of year	137,069	110,198	94,046
Plus reinsurance recoverable	37,813	27,549	25,552

Balance, end of year	$174,882	$137,747	$119,598

2003 Analysis

In 2003, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $5.5 million. This increase was primarily due to an increase of $3.6 million in the Company’s core commercial property and casualty lines of business. This increase consisted of a reduction in the Company’s estimate for the commercial property lines of business by $2.1 million relating primarily to the 2002 accident year, offset by an increase in the Company’s estimate for the commercial liability lines of business of $5.7 million due to the development of outstanding case reserves on claims occurring in various accident years. The remaining increase of $1.9 million in incurred losses and loss adjustment expenses was attributable to insured events of prior years related to the Company’s exited automobile lines of business. In 2003, the Company experienced an unanticipated increase in paid allocated loss adjustment expenses on its remaining open commercial automobile liability claims. Consequently, combined with the unanticipated activity in 2003 and review of open claims, the Company increased its estimates for loss and loss adjustment expense reserves.

In the first quarter of 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At December 31, 2003, the Company believes that its ultimate obligations for these claims are included in its best estimate for unpaid loss and loss adjustment expense reserves.

The Company previously disclosed in its third quarter 2003 report on Form 10-Q that the Eighteenth Circuit Court in the State of Michigan entered a judgment of $4.9 million against one of the Company’s insureds, which judgment the Company had appealed. In February 2004, the Company settled this claim for $2.975 million. The Company’s reinsurance program provided coverage for $2.725 million of this total settlement. The Company’s liability, net of reinsurance, was $0.25 million and was included in its estimate for unpaid loss and loss adjustment expense reserves at December 31, 2003.

The Company recorded a reinsurance recoverable of $5.0 million as of December 31, 2003 relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer.

2002 Analysis

In 2002, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $2.4 million. The increase was attributable to an increase in estimates for loss and loss adjustment expense reserves by $5.1 million for commercial liability lines of business, partially offset by reductions in estimates by $2.7 million for the commercial property lines of business.

The Company’s change in estimates in 2002 for the commercial property lines resulted from lower costs per claim than expected for the 2001 accident year. As of December 31, 2001, the Company anticipated an increase in the average cost per claim of approximately 11% to $9,200 for the 2001 accident year as compared with $8,300 for the 2000 accident year. During 2002, the 2001 accident year developed more favorably than originally anticipated, as the average settlement per claim declined to approximately $8,000. Consequently, the Company reduced its estimates by $2.7 million in 2002.

The Company’s change in estimates in 2002 for the commercial liability lines resulted primarily from an increase of $2.3 million due to a lengthening of the selected development patterns on all accident years as closing patterns on claims closed in 2002 varied from the Company’s historical experience. The remainder of the change is due primarily to increases in estimates for claims expenses as paid development patterns during 2002 were in excess of expectations at December 31, 2001.

2001 Analysis

In 2001, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $36,000. This increase related entirely to the commercial automobile line of business. Additionally, the Company increased its estimate for loss and loss adjustment expense reserves by $1.8 million for commercial multi-peril liability and reduced its estimates by $1.4 million for non-standard personal automobile and $0.4 million for commercial multi-peril property.

The Company increased its estimate in 2001 for the commercial multi-peril liability line of business by $1.8 million due to the development of outstanding claim reserves on claims occurring primarily in 1998 and 1999. In 2001, incurred losses on the 1998 and 1999 accident year were approximately $1.3 million more than anticipated based on historical development patterns. The increase is attributed primarily to higher than expected average settlement costs per claim for the 1998 and 1999 accident years. This increase was offset almost entirely by a reduction in the Company’s estimate for the non-standard personal automobile line of business due to favorable settlements on closed claims. The decrease was attributed primarily to lower than expected average settlement costs per claim for the 1998 and 1999 accident years.

The following table presents accident year losses and loss adjustment expense ratios (the sum of losses and loss adjustment expenses divided by premiums earned) for the ten most recent accident years (the year in which the loss occurred), as recorded as of December 31 for 1994 through 2003, after giving effect to the increase in losses and loss adjustment expenses relating to changes in estimates of insured events of prior years. These “accident year” loss ratios differ from the loss ratios included in the Company’s financial statements in that the latter loss ratios are based upon the year in which the Company recorded the loss for accounting purposes, regardless of when the loss actually occurred or was reported to the Company.

	As of December 31,
Accident Year	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
1994	69.5	66.2	65.3	66.3	66.0	69.1	72.0	71.8	72.6	72.7
1995		65.6	63.0	61.9	62.3	63.9	65.4	65.1	66.0	66.1
1996			63.8	62.1	64.7	68.1	68.3	69.4	69.4	68.8
1997				62.6	60.6	62.4	62.0	62.1	64.2	65.9
1998					62.2	63.6	65.8	65.0	65.7	66.8
1999						63.8	68.2	70.0	72.3	73.5
2000							72.4	70.2	70.5	72.6
2001								68.5	63.8	64.9
2002									63.2	60.6
2003										57.9

The Company implemented several initiatives which have resulted in the improved loss ratios for accident years 2001, 2002 and 2003, compared with accident years 1994 through 2000. The initiatives included:

•	implementing double-digit percentage premium price increases in 2001, 2002 and 2003, which resulted in an improvement in the commercial property loss ratio to 58.3 for accident years 2001 through 2003 compared with a 73.9 loss ratio for accident years 1994 through 2000;

•	exiting the non-standard personal automobile and commercial automobile lines of business which produced a 77.0 loss ratio for accident years 1994 through 2000; and

•	developing management information systems to monitor premium rate level changes and underwriting profitability by class of business, state and general agency.

Reinsurance

Overview. To reduce its exposure to liability on individual risks and to protect against catastrophic losses, the Company purchases reinsurance through contracts called “treaties” or on a facultative basis. Reinsurance involves an insurance company transferring or “ceding” a portion of its exposure on a risk to another insurer (the “reinsurer”). The reinsurer assumes the exposure in return for a portion of the premium. The ceding of liability to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. The primary insurer will be required to pay the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of its reinsurers, the Company evaluates the acceptability and reviews the financial condition of each reinsurer annually. The Company’s policy is to use only reinsurers that have an A.M. Best rating of “A” (Excellent) or better and that have at least $500 million in statutory surplus.

The Company’s reinsurance treaties include multiple-line excess of loss, umbrella quota share, property catastrophic loss and multiple-line quota share for certified acts of terrorism.

Multiple-Line Excess Of Loss. The Company’s multiple-line excess of loss reinsurance treaty is placed with American Reinsurance Company (“American Re”), part of the Munich Re Group. American Re has an A.M. Best rating of “A+” (Superior). The following is a summary of the Company’s multiple-line excess of loss reinsurance treaty for 2003:

Line of Business	Company Policy Limit	Reinsurance Coverage /Company Retention
Commercial property	$2,000,000 per risk	$1,700,000 per risk / $3,000,000 per occurrence in excess of $300,000 per risk

Commercial general liability	$3,000,000 per occurrence	$2,500,000 per occurrence in excess of $500,000 per occurrence

The Company’s combined retention for any one loss resulting from a common occurrence involving both the commercial property and commercial general liability coverage on a single risk is $500,000. The Company’s multiple-line excess of loss treaty also includes coverage for punitive damages and other extra-contractual obligations, losses in excess of policy limits, loss adjustment expenses and liability resulting from two or more of the Company’s insureds from the same occurrence.

For policies effective January 1, 2004, the Company increased its retention for commercial property to $500,000 per risk from $300,000 in 2003. Also, the Company increased its reinsurance coverage on commercial property to $4,500,000 per occurrence compared with $3,000,000 per occurrence in 2003. Additionally, the Company increased its reinsurance coverage for punitive damages and other extra-contractual obligations, losses in excess of policy limits, loss adjustment expenses and liability resulting from two or more of the Company’s insureds from the same occurrence to $10,000,000 per occurrence/aggregate.

Umbrella Quota Share. The Company offers umbrella liability policies up to $5.0 million per occurrence. For policies where the Company writes the primary general liability, 90% of policy limits up to $1.0 million per occurrence and 100% of policy limits up to $4.0 million in excess of $1.0 million per occurrence are reinsured with American Re. For policies where another insurer writes the primary general liability, 85% of policy limits up to $1.0 million per occurrence, 90% of policy limits up to $1 million in excess of $1 million per occurrence and 100% of policy limits up to $3.0 million in excess of $2.0 million per occurrence are reinsured with American Re.

Property Catastrophic Loss. The Company maintains a catastrophic loss reinsurance program. As of January 1, 2004, the terms of this program provide for 100% retention of the first $1.0 million per occurrence and reinsurance of 100% of $29.0 million per occurrence in excess of $1.0 million per occurrence.

For 2004, the Company’s catastrophic loss reinsurance program includes: American Agricultural Insurance Company, Converium Reinsurance (North America) Inc., Converium (UK), Everest Reinsurance Company, Hannover Re (Bermuda) Ltd., PXRE Reinsurance Company, Shelter Reinsurance Company, Sirius International Insurance Corporation and XL Re Ltd. All of these reinsurers have statutory surplus greater than $500 million and an A.M. Best rating of “A” (Excellent) or higher.

Terrorism. On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (“the Act”) into law. The purpose of the Act is to establish a temporary federal program that provides a system of shared public and private compensation for insured losses resulting from certain acts of terrorism. The Act defines an act of terrorism as any violent act that is certified by the Secretary of the Treasury which results in $5.0 million of damage within the United States (or outside the United States in the case of an air carrier or a vessel) and that is committed by an individual or individuals acting on behalf of a foreign person or foreign interest, as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion (“certified act(s) of terrorism”).

The Act specifies that the federal share of losses resulting from a certified act of terrorism is 90% of all insured losses above each insurance carrier’s deductible, subject to a maximum federal aggregate liability of $100.0 billion. An insurance carrier’s deductible for certified acts of terrorism is based on a percentage of direct earned premiums for the calendar year prior to the start of each program year. For 2003, the Company’s deductible for certified acts of terrorism was 7% of the Company’s direct earned premium for the year ended December 31, 2002, or $9,300,000. For 2004, the Company’s deductible for certified acts of terrorism is 10% of the Company’s direct earned premium for the year ended December 31, 2003, or $18,260,000.

The Act requires insurance carriers to offer coverage for certified acts of terrorism for all policies written after November 26, 2002. During 2003, the Company bound terrorism coverage on about 4% of its policies.

The Company maintains a multiple-line quota share reinsurance treaty with American Re that provides reinsurance protection for certified acts of terrorism relating to new and renewal policies effective January 1, 2003 or later. For 2003, the Company retained 20% of the first $5,000,000 per occurrence and ceded 80% of the first $5,000,000 per occurrence/aggregate to American Re. For 2004, the Company retains 30% of the first $10,000,000 per occurrence and cedes 70% of the first $10,000,000 per occurrence/aggregate to American Re.

As a result of the provisions of the Act and the reinsurance protection provided by the Company’s reinsurance treaties and the federal program, the following represents the Company’s retention relating to certified acts of terrorism for 2004:

Reinsurance Treaty/Program	Company Retention for Certified Acts of Terrorism
Multiple-line excess of loss treaty	The Company retains the first $500,000 per property risk, subject to a maximum of $3,000,000 per occurrence/aggregate, and the first $500,000 per general liability occurrence, subject to a maximum of $2,500,000 per occurrence/aggregate.

Property catastrophic loss treaty	This treaty excludes all losses resulting from certified acts of terrorism.

Multiple-line quota share treaty for certified acts of terrorism	The Company retains 30% of the first $10,000,000 per occurrence/aggregate.

Federal Terrorism Insurance Program	The Company retains $8,260,000 per occurrence in excess of $10,000,000 per occurrence plus 10% of losses in excess of $18,260,000.

The Company believes that its exposure to insured losses resulting from certified acts of terrorism will not have a material effect on its financial condition.

Facultative. The Company may write individual policies with limits of liability greater than the aforementioned Company policy limits. These limits of liability are 100% reinsured on a facultative reinsurance basis.

Reinsurance Recoverable. The Company’s reinsurance recoverable increased to $38.0 million as of December 31, 2003, compared with $27.8 million as of December 31, 2002. This increase was due primarily to the growth in unpaid losses and loss adjustment expenses, which increased 27.0 percent to $174.9 million as of December 31, 2003 from $137.8 million at December 31, 2002. The following table summarizes the Company’s outstanding reinsurance recoverable, net of a $150,000 allowance for doubtful accounts, as of December 31, 2003, by reinsurer:

(Dollars in thousands)	A.M Best Rating	Amount Reflected on Balance Sheet	Percentage of Reinsurance Recoverable
American Re.	“A+” (Superior)	$19,543	51.4%
General Re.	“A++” (Superior)	17,632	46.4
Other reinsurers	—	821	2.2

		$37,996	100.0%

Other. For information regarding the amount of premiums written and ceded under reinsurance treaties, see Note 7 to the Consolidated Financial Statements beginning on page 57 of Item 8, “Financial Statements and Supplementary Data”, of this report on Form 10-K.

Investments

The Company’s investment strategy emphasizes quality, liquidity and diversification, as well as total return. With respect to liquidity, the Company considers liability durations, specifically related to loss reserves, when determining desired investment maturities. In addition, maturities have been staggered to produce cash flows for loss payments and reinvestment opportunities. The Company out-sources the management of its investment portfolio to Gen Re New England Asset Management Inc. (“NEAMS”). In accordance with the asset management agreement between the Company and NEAMS, all investment transactions are approved by the Investment Committee of the Company within 60 days of their initiation by NEAMS.

Total cash and investments increased 24.8% to $345.7 million at December 31, 2003 from $277.0 at December 31, 2002. This increase resulted from net cash provided by operating activities of $57.3 million and net cash provided from financing activities of $13.2 million in 2003. For more information regarding net cash flows from operating and financing activities, see section entitled “Liquidity and Capital Resources” beginning on page 38 of this discussion and analysis. Total cash and investments of $345.7 at December 31, 2003 consisted of $323.5 million in fixed-maturity securities, $10.2 million in equity securities, consisting of preferred stocks and a mutual fund invested in adjustable rate mortgages, and $12.0 million in cash.

The following summarizes the classifications of the Company’s cash and investments at December 31, 2003:

(Dollars in thousands)	Fair Value	Amount Reflected on Balance Sheet	Percentage of Cash and Investments
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$18,675	$18,675	5.4%
Corporate securities	94,592	94,592	27.4
Mortgage-backed securities	87,089	87,089	25.2
Other-structured securities	30,345	30,345	8.8
Municipal securities	92,529	92,529	26.7

Total available for sale	323,230	323,230	93.5

Held to maturity:
U.S. Treasury securities and obligations of U.S. government agencies	26	25	—
Corporate securities	267	250	0.1

Total held to maturity	293	275	0.1

Total fixed-maturity securities	323,523	323,505	93.6
Equity securities	10,194	10,194	2.9
Cash	11,976	11,976	3.5

Total cash and investments	$345,693	$345,675	100.0%

The Company’s fixed-maturity portfolio of $323.5 million was 93.6% of the total cash and investments as of December 31, 2003. Of the fixed-maturity portfolio, 94.2% of the securities were rated “A” or better by Standard & Poor’s. Standard & Poor’s rates publicly traded securities in 20 categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating. Equity securities, which consist of preferred stocks and a mutual fund invested in adjustable rate mortgages, were $10.2 million or 2.9% of total cash and investments as of December 31, 2003.

The quality of the fixed-maturity portfolio at December 31, 2003 was as follows:

Standard and Poor’s Rating	Percentage of Fixed-Maturity Portfolio
“AAA”	58.5%
“AA”	15.1
“A”	20.6
“BBB”	5.5
Below “BBB”	0.3

100.0%

For information regarding contractual maturities of the Company’s fixed-maturity securities, see Note 5 to the Consolidated Financial Statements beginning on page 54 of Item 8, “Financial Statements and Supplementary Data”, of this report on Form 10-K.

As of December 31, 2003, the investment portfolio contained $117.4 million of mortgage-backed, asset-backed and collateralized mortgage obligations. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no investments in real estate or mortgage loans in its investment portfolio as of December 31, 2003.

As of December 31, 2003, the Company’s investment portfolio contained corporate fixed maturity and preferred stock securities with a market value of $98.4 million. A summary of these securities by industry segment was as follows:

Industry Segment	Percentage of Fixed-Maturity and Preferred Stock Portfolio
Financial institutions	31.7%
Utilities	22.6
Consumer, non-cyclical	20.9
Communications	8.8
Industrial	4.7
Consumer, cyclical	4.4
Energy	3.5
Basic materials	3.4

100.0%

The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company’s ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of December 31, 2003:

				Gross Unrealized Losses
(Dollars in thousands)	Number of Securities	Fair Value	Book Value	Total	Six Months or Less	Between Seven Months and One Year
Fixed-maturity securities	49	$63,664	$64,317	$653	$403	$250
Equity securities	1	255	258	3	3	—

				$656	$406	$250

As of December 31, 2003, the Company’s fixed-maturity investment portfolio had forty-nine (49) securities with $653,000 of gross unrealized losses. No single issuer had a gross unrealized loss position greater than $50,000 or 2.8% of its original cost. The Company held one preferred stock, included in equity securities, in a gross unrealized loss position totaling $3,000 as of December 31, 2003.

For information regarding the market risk of the Company’s investment portfolio, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, beginning on page 41 of this report on Form 10-K.

For information regarding net investment income results for the years ended December 31, 2003, 2002 and 2001, see Note 5 to the Consolidated Financial Statements beginning on page 54 of Item 8, “Financial Statements and Supplementary Data”, of this report on Form 10-K.

Liquidity and Capital Resources

Capital Resources. PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. PAGI’s capital structure consists of common stockholders’ equity and junior subordinated debentures. The following table summarizes the capital resources at December 31:

(In thousands)	2003	2002
Stockholders’ equity	$130,810	$116,595
Junior subordinated debentures	30,000	15,000

Total capital	$160,810	$131,595

Stockholders’ equity increased 12.2% to $130.8 million at December 31, 2003, compared with $116.6 million at December 31, 2002 due primarily to net income of $16.7 million for 2003 partially offset by $2.7 million in dividends paid to PAGI’s stockholders.

Junior subordinated debentures increased to $30.0 million at December 31, 2003, compared with $15.0 million at December 31, 2002. In May, 2003, Penn-America Statutory Trust II (“the Trust II”), a business trust subsidiary formed by PAGI, issued $15.0 million of floating rate trust preferred securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on its common stock. PAGI guarantees all obligations of the Trust II with respect to distributions and payments of these securities.

Proceeds from the sale of these securities by the Trust II were used to acquire $15.0 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the Trust II. The proceeds from these debentures will be used to support growth in the Company’s insurance operations and for general corporate purposes.

The Company continually evaluates the adequacy and mix of its capital resources. The Company’s strategy is to maintain capital at an adequate level to support its insurance operations, while achieving its 12% to 15% ROE financial goal over the long-term.

Liquidity. PAGI’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders, corporate expenses and interest on its junior subordinated debentures, is dividends from Penn-America Insurance Company. PAGI has no planned capital expenditures that could have an impact on its long-term liquidity needs.

Penn-America Insurance Company’s principal sources of funds are underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Penn-America Insurance Company and Penn-Star Insurance Company principally to pay claims and operating expenses, to purchase investments and to make dividend payments to PAGI. PAGI’s future liquidity is dependent on the ability of Penn-America Insurance Company to pay dividends to PAGI.

The Company’s insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2004 is $12,196,000. Ordinary dividends of $2,600,000, $1,100,000 and $1,600,000 where paid to PAGI in 2003, 2002 and 2001, respectively. Penn-America Insurance Company’s ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and statutory surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to PAGI. As of December 31, 2003, Penn-America Insurance Company’s statutory surplus was $121,960,000, and included unassigned surplus of $36,420,000.

Penn-America Insurance Company and Penn-Star Insurance Company are required by law to maintain a certain minimum level of statutory surplus. Statutory surplus is calculated by subtracting total liabilities from total assets. The National Association of Insurance Commissioners adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2003, the statutory surplus of Penn-America Insurance Company and Penn-Star Insurance Company was in excess of the prescribed risk-based capital requirements. Penn-America Insurance Company’s statutory surplus at December 31, 2003 was $121,960,000 and its regulatory action level was $30,034,000. Penn-Star Insurance Company’s statutory surplus at December 31, 2003 was $42,232,000 and its regulatory action level was $11,256,000.

Net cash provided by operating activities increased to $57.3 million for 2003 from $45.1 million for 2002. This growth is due primarily to the increase of cash received from collections of premiums in excess of the increase of losses and loss adjustment expenses paid in 2003.

Net cash provided by financing activities was $13.2 million for 2003 as compared with $36.8 million for 2002. In 2003, the Company generated net proceeds of $14.5 million from its issuance of junior subordinated debentures and $1.4 from the issuance of common stock, partially offset by $2.7 million in dividends paid to PAGI’s shareholders. In 2002, the Company generated net proceeds of $24.2 million from the issuance of common stock and $14.5 million from its issuance of junior subordinated debentures, partially offset by $1.8 million in dividends paid to PAGI’s shareholders.

As a result of cash provided by operating and financing activities, cash used by investing activities was $68.3 million for 2003, compared with $85.2 million for 2002. For both 2003 and 2002, the Company invested these funds primarily in fixed-income securities classified as available for sale.

The Company continually evaluates its short and long-term liquidity. The Company has generated positive cash flows from operations and acquired capital resources to support its liquidity. The Company believes that cash flows from operations and strategy of matching its investment maturities with liability durations will continue to support its short-term and long-term liquidity.

Contractual Obligations. The following table summarizes the Company’s known contractual obligations as of December 31, 2003.

	Payments Due By Period
(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Capital lease obligations	$1,827	$281	$562	$562	$422
Operating lease obligations	1,354	532	628	194	—
Junior subordinated debentures	30,000	—	—	—	30,000

Total	$33,181	$813	$1,190	$756	$30,422

Competition

The property and casualty insurance industry is highly competitive and includes several thousand insurers, ranging from large companies offering a wide variety of products worldwide to smaller, specialized companies in a single state or region offering only a single product in some cases. The Company competes with a number of insurers in attracting quality general agents and in selling insurance products. Many of the Company’s existing or potential competitors are larger excess and surplus lines and specialty admitted insurers which have considerably greater financial and other resources, have greater experience in the insurance industry and offer a broader line of insurance products than the Company. The Company believes that in order to be successful in its market, it must be aware of pricing cycles and must be able to minimize the impact of such cycles through tight expense control and superior customer service.

Another competitive factor is the rating assigned by independent rating organizations such as A.M. Best Company. Penn-America and Penn-Star currently have a pooled rating from A.M. Best of “A-” (Excellent). “A-” is the fourth highest of sixteen rating categories. These ratings are based upon factors, such as, capital adequacy, loss reserve adequacy and operating performance, of concern to policyholders and are not directed toward the protection of investors. The Company expects that it will at a minimum maintain its A.M. Best rating of “A-” based on the improved operating performance and capital adequacy of Penn-America Insurance Company and Penn-Star Insurance Company in 2003.

The Company believes that its distribution strategy, which is based on building and maintaining strong relationships with a small number of high quality general agents that are enabled with the latest technological innovation, provides a competitive advantage in the markets it targets. See the “Marketing and Distribution” section of Item 1, “Business”, of this report on Form 10-K which more fully describes the elements of the strategies which the Company believes provide this competitive advantage.

Impact of Inflation

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amounts of losses and loss adjustment expenses are known. The Company attempts to anticipate increases from inflation in establishing rates, subject to limitations imposed for competitive pricing. The Company also considers inflation when estimating liabilities for losses and loss adjustment expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss adjustment expenses are management’s best estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investments may be offset partially by higher claims and expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential economic loss principally arising from adverse changes in the market value of financial instruments. The major component of market risk affecting the Company is interest rate risk related to its investment portfolio.

Interest Rate Risk. Interest rate risk is the Company’s underlying exposure to an economic loss from changes in market interest rates. The Company’s investment portfolio included fixed-maturity securities, preferred stocks and a mutual fund invested in adjustable rate mortgages with a market value of $333.7 million at December 31, 2003 that is subject to interest rate risk. The Company manages its exposure to interest rate risk on investments through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the Company’s liability and capital position.

The table below illustrates the sensitivity of the market value of the Company’s investments to selected hypothetical changes in interest rates as of December 31, 2003. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on the market value of the Company’s investments and stockholders’ equity.

(Dollars in thousands)	Estimated Market Value of Investments Subject to Interest Rate Risk	Estimated Change in Market Value	Hypothetical Percentage Increase (Decrease) in
Hypothetical Change in Interest Rates			Market Value	Stockholders’ Equity
200 basis point increase	305,034	$(28,683)	(8.6)%	(14.3)%
100 basis point increase	319,395	(14,322)	(4.3)	(7.1)
No change	333,717	—	—	—
200 basis point decrease	347,827	14,110	4.2	7.0
100 basis point decrease	361,651	27,934	8.4	13.9

Equity Price Risk. At December 31, 2003, the Company believes that its exposure to equity price risk is minimal. The market value of its equity securities, which consist of preferred stocks and a mutual fund invested in adjustable rate mortgages, are primarily effected by changes in interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Shareholders

of Penn-America Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Penn-America Group, Inc. and its subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index as of and for the year ended December 31, 2003 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The financial statements of the Company as of December 31, 2002 and for each of the two years in the period then ended were audited by other auditors whose report dated January 17, 2003 expressed an unqualified opinion on those statements. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

January 26, 2004

Penn-America Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2003	2002
Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost 2003, $315,509; 2002, $237,450)	$323,230	$246,583
Held to maturity, at amortized cost (fair value 2003, $293; 2002, $2,017)	275	1,963
Equity securities, at fair value (cost 2003, $10,048; 2002, $17,859)	10,194	18,625

Total investments	333,699	267,171
Cash and cash equivalents	11,976	9,796
Accrued investment income	3,615	3,196
Premiums receivable (net of allowances of $750 in 2003 and $942 in 2002)	19,382	12,564
Reinsurance recoverable	37,996	27,843
Prepaid reinsurance premiums	13,409	8,965
Deferred policy acquisition costs	17,091	13,159
Capital lease, affiliate	1,492	1,579
Deferred income taxes	3,983	2,105
Income tax recoverable	—	60
Other assets	1,231	801

Total assets	$443,874	$347,239

Liabilities & Stockholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$174,882	$137,747
Unearned premiums	92,205	65,365
Accounts payable and accrued expenses	8,983	7,700
Capitalized lease obligation, affiliate	1,273	1,428
Junior subordinated debentures	30,000	15,000
Income tax payable	633	—
Other liabilities	5,088	3,404

Total liabilities	313,064	230,644

Commitments and Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; None issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2003 and 2002, 14,743,698 and 14,572,098 shares, respectively	147	146
Additional paid-in capital	72,416	70,875
Accumulated other comprehensive income	5,027	6,401
Retained earnings	54,005	39,995
Officers’ stock loans	(569)	(629)
Unearned compensation from restricted stock awards	(216)	(193)

Total stockholders’ equity	130,810	116,595

Total liabilities and stockholders’ equity	$443,874	$347,239

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share data)	2003	2002	2001
Revenues
Premiums earned	$154,054	$115,055	$88,934
Net investment income	13,303	11,757	11,339
Net realized investment gain (loss)	1,947	1,273	(1,178)

Total revenues	169,304	128,085	99,095

Losses and expenses
Losses and loss adjustment expenses	94,666	75,108	60,921
Amortization of deferred policy acquisition costs	38,502	29,010	22,715
Other underwriting expenses	9,412	8,304	8,030
Corporate expenses	816	618	548
Interest expense	1,740	213	160

Total losses and expenses	145,136	113,253	92,374

Income before income tax	24,168	14,832	6,721
Income tax expense	7,443	4,368	1,781

Net income	$16,725	$10,464	$4,940

Net income per share
Basic	$1.14	$0.90	$0.43
Diluted	$1.12	$0.88	$0.43

Weighted average shares outstanding
Basic	14,670,507	11,689,405	11,420,213
Diluted	14,908,976	11,879,087	11,501,703

Cash dividend per share	$0.185	$0.15458	$0.14

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Officers’ Stock Loans	Unearned Compensation From Restricted Stock Awards	Total Stockholders’ Equity
Balance at December 31, 2000	$151	$70,114	$792	$27,980	$(24,161)	$(546)	$(279)	$74,051
Net income	—	—	—	4,940	—	—	—	4,940
Other comprehensive income:
Unrealized gain on investments, net of tax and reclassification adjustment	—	—	2,314	—	—	—	—	2,314

Comprehensive income								7,254

Issuance of common stock	1	621	—	—	—	—	—	622
Issuance of officers’ stock loans	—	—	—	—	—	(83)	—	(83)
Forfeiture of restricted stock awards	—	—	—	—	—	—	32	32
Amortization of unearned compensation from restricted stock awards issued	—	—	—	—	—	—	115	115
Cash dividend paid ($0.14 per share)	—	—	—	(1,600)	—	—	—	(1,600)

Balance at December 31, 2001	$152	$70,735	$3,106	$31,320	$(24,161)	$(629)	$(132)	$80,391

Net income	—	—	—	10,464	—	—	—	10,464
Other comprehensive income:
Unrealized gain on investments, net of tax and reclassification adjustment	—	—	3,427	—	—	—	—	3,427
Unrealized loss on cash flow hedging instrument, net of tax	—	—	(132)	—	—	—	—	(132)

Comprehensive income								13,759

Issuance of common stock	2	5,404	—	—	18,889	—	—	24,295
Retirement of treasury stock	(8)	(5,264)	—	—	5,272	—	—	—
Unearned compensation from restricted stock awards issued	—	—	—	—	—	—	(177)	(177)
Forfeiture of restricted stock awards	—	—	—	—	—	—	37	37
Amortization of unearned compensation from restricted stock awards issued	—	—	—	—	—	—	79	79
Cash dividend paid ($0.15458 per share)	—	—	—	(1,789)	—	—	—	(1,789)

Balance at December 31, 2002	$146	$70,875	$6,401	$39,995	$—	$(629)	$(193)	$116,595

Net income	—	—	—	16,725	—	—	—	16,725
Other comprehensive loss:
Unrealized loss on investments, net of tax and reclassification adjustment	—	—	(1,420)	—	—	—	—	(1,420)
Unrealized gain on cash flow hedging instrument, net of tax	—	—	46	—	—	—	—	46

Comprehensive income								15,351

Issuance of common stock	1	1,422	—	—	—	—	—	1,423
Compensation expense on stock options	—	119	—	—	—	—	—	119
Repayment of officers’ stock loans	—	—	—	—	—	60	—	60
Unearned compensation from restricted stock awards issued	—	—	—	—	—	—	(80)	(80)
Amortization of unearned compensation from restricted stock awards issued	—	—	—	—	—	—	57	57
Cash dividend paid ($0.185 per share)	—	—	—	(2,715)	—	—	—	(2,715)

Balance at December 31, 2003	$147	$72,416	$5,027	$54,005	$—	$(569)	$(216)	$130,810

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$16,725	$10,464	$4,940
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) and depreciation expense, net	2,068	215	(5)
Net realized investment loss (gain)	(1,947)	(1,273)	1,178
Deferred income tax benefit	(1,287)	(12)	(711)
Net (increase) decrease in premiums receivable, prepaid reinsurance premiums and unearned premiums	15,578	19,328	(4,401)
Net increase in unpaid losses and loss adjustment expenses and reinsurance recoverable	26,982	16,110	2,927
Change in:
Accrued investment income	(419)	(997)	(18)
Deferred policy acquisition costs	(3,932)	(4,076)	1,234
Income tax recoverable/payable	693	6	2,915
Other assets	(190)	(85)	23
Accounts payable and accrued expenses	1,283	3,900	1,447
Other liabilities	1,751	1,482	(1,106)

Net cash provided by operating activities	57,305	45,062	8,423

Cash flows from investing activities:
Purchases of equity securities	(7,862)	(6,149)	(4,162)
Purchases of fixed maturities available for sale	(193,699)	(158,951)	(28,672)
Proceeds from sales of equity securities	15,930	11,441	3,146
Proceeds from sales of fixed maturities available for sale	70,190	39,151	10,224
Proceeds from maturities or calls of fixed maturities available for sale	45,468	16,221	11,687
Proceeds from maturities and calls of fixed maturities held to maturity	1,686	13,130	2,250

Net cash used by investing activities	(68,287)	(85,157)	(5,527)

Cash flows from financing activities:
Issuance of common stock	1,423	24,155	622
Net proceeds from issuance of junior subordinated debentures	14,549	14,538	—
Officers’ stock loans	60	—	(83)
Principal payments on capital lease obligations, affiliate	(155)	(142)	(131)
Dividends paid	(2,715)	(1,789)	(1,600)

Net cash provided (used) by financing activities	13,162	36,762	(1,192)

Increase (decrease) in cash and cash equivalents	2,180	(3,333)	1,704
Cash and cash equivalents, beginning of year	9,796	13,129	11,425

Cash and cash equivalents, end of year	$11,976	$9,796	$13,129

Supplemental disclosure of cash flow information:
Interest paid	$1,630	$140	$160
Taxes paid (recovered)	7,946	4,332	(492)

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Basis of Presentation and Description of Business. Penn-America Group, Inc. (“PAGI”) is an insurance holding company. Penn Independent Corporation (“Penn Independent”) owned approximately 31% of the outstanding common stock of PAGI at December 31, 2003. The accompanying consolidated financial statements include the accounts of PAGI and its wholly owned subsidiaries, Penn-America Insurance Company (“Penn-America”) and its wholly owned subsidiary Penn-Star Insurance Company (“Penn-Star”), Penn-America Statutory Trust I (“the Trust I”) and Penn-America Statutory Trust II (“the Trust II”) (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. These financial statements are prepared in conformity with accounting principles generally accepted in the United States, which differ in some respects from those required by insurance regulatory authorities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company markets and underwrites general liability, commercial property and multi-peril insurance for small businesses located primarily in small towns and rural areas. The Company is licensed to write business in all fifty states and the District of Columbia. The Company writes business on both an admitted and non-admitted basis in thirty-seven states, on only an admitted basis in one state and on only a non-admitted basis in twelve states and the District of Columbia.

Revenue Recognition. Premiums written are recognized as earned ratably over the terms of the respective policies and include estimates for premiums earned but not yet billed, net of commissions, of approximately $1,200,000 at December 31, 2003, and 2002. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force and are calculated on a semi-monthly pro-rata basis.

Valuation of Premiums Receivable. The Company evaluates the collectibility of premiums receivable based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific reserve for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed to be collectible. No such instances occurred in 2003 and 2002. For all remaining balances, reserves are recognized for bad debts based on historical statistics of the length of time the receivables are past due.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and highly liquid short-term investments with an original maturity of three months or less.

Investments. At the time of purchase of fixed-maturity investments, management makes a determination as to the investment classification (“Available for Sale” or “Held to Maturity”). Factors taken into consideration by management in determining the appropriate investment category are: maturity, yield, cash flow requirements and anticipated changes in interest rates. Fixed maturities classified as “Available for Sale” are carried at fair value with unrealized investment gains or losses, net of deferred income taxes, included as a separate component of accumulated other comprehensive income in stockholders’ equity. “Held to Maturity” investments are carried at amortized cost.

Investments in fixed-maturity securities are adjusted for amortization of premium and accretion of discounts to maturity date using the constant yield method. Interest income is recognized on the accrual basis.

The amortized cost of mortgage-backed and asset-backed securities is calculated using the constant yield method including consideration of anticipated prepayments at the date of purchase. Significant changes in estimated cash flows from the original assumptions are accounted for using the retrospective method.

Equity securities are carried at fair value with the change in unrealized investment gains or losses, net of deferred income taxes, included as a separate component of accumulated other comprehensive income in stockholders’ equity.

Realized gains or losses represent the difference between the book value of securities sold and the proceeds realized upon sale. The Company uses the specific identification method to determine the cost of securities sold. The cost of securities is adjusted where appropriate to include a provision for a decline in value that is considered to be other-than-temporary. The Company considers four factors in determining if an other-than-temporary decline exists: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the statement of operations.

Derivative Instruments. The Company accounts for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

As of December 31, 2003, the Company holds a single derivative instrument, an interest rate swap. In accordance with SFAS 133, the interest rate swap is designated as a cash flow hedge, and is recorded on the balance sheet at fair value. Changes in fair value are recorded in other comprehensive income (loss) and are reclassified to net income when impacted by the variability of the cash flow of the hedged item.

The primary objective of the Company’s interest rate swap was to hedge risk arising from interest rate volatility related to $15.0 million of the Company’s floating rate capital securities (“Trust Preferred Securities”) acquired by the Trust I. Pursuant to the Company’s adoption of the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, in the fourth quarter of 2003, the Company re-designated the hedged item to $15.0 million of junior subordinated debentures issued by the Company to the Trust I. The junior subordinated debentures have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities that were previously assigned as the hedged item. The Company’s strategy is to convert distributions based on a floating rate on its junior subordinated debentures with the Trust I to a fixed-rate basis.

In accordance with SFAS 133, the Company formally documents the cash flow hedging relationship between the hedging instrument and the hedged item, the risk management objective and strategy for undertaking the hedge, and how the effectiveness of hedging the exposure to variability in interest rates will be assessed. At inception, the Company determined its cash flow hedge to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge, as it meets the criteria for assuming “no ineffectiveness”, pursuant to SFAS 133.

By using derivative instruments, the Company is exposed to credit risk based on current market conditions and potential payment obligations between the Company and its counterparty. The Company has entered into the interest rate swap with a high quality counterparty, which is rated “A1” by Moody’s Investors Service Inc. (“Moody’s”). The Company’s interest rate swap contract is governed by an International Swaps and Derivatives Association Master Agreement, and includes provisions that require collateral to be pledged by the Company or its counterparty if the current value of the interest rate swap exceeds certain thresholds. As of December 31, 2003, approximately $700,000 of collateral was held by the Company’s counterparty.

Stock-Based Compensation for Stock Options. On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for companies that adopt the fair value method of accounting for stock-based compensation. The Company has a Stock Incentive Plan which is described more fully in Note 15.

On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 148 by implementing the modified prospective transition method permitted under SFAS 148. This method requires the Company to record compensation expense for stock options vested in 2003, and annually thereafter, as if the fair value recognition method had been used since January 1, 1995. Compensation expense for stock options of $119,000 was recorded for the year ended December 31, 2003.

Prior to January 1, 2003, the Company applied the recognition principles of APB No. 25, Accounting for Stock Issued to Employees, and, accordingly, no compensation expense was recognized. If the Company had applied the fair value recognition provisions of SFAS 123 in 2002 and 2001, compensation expense of $247,000 and $59,000 would have been recorded for the years ended December 31, 2002 and 2001. The following table illustrates the effect on net income and net income per share for the years ended December 31, 2003, 2002 and 2001 as if the Company had applied the fair value recognition provisions of SFAS 123.

	Year ended December 31,
(In thousands, except share data)	2003	2002	2001
Net income, as reported	$16,725	$10,464	$4,940
Add: Stock-based compensation included in net income, net of tax	77	—	—
Deduct: Stock-based compensation included determined under the fair value based method, net of tax	(77)	(163)	(39)

Pro forma net income	$16,725	$10,301	$4,901

Basic net income per share:
As reported	$1.14	$0.90	$0.43
Pro forma	1.12	0.88	0.43

Diluted net income per share:
As reported	1.14	0.88	0.43
Pro forma	1.12	0.87	0.43

Policy Acquisition Costs. Policy acquisition costs such as commissions, salaries, premium taxes and certain other underwriting expenses, which vary with and are directly related to the production of business, are deferred and amortized over the effective periods of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable values, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned.

Losses and Loss Adjustment Expenses. The liability for losses and loss adjustment expenses represents the Company’s best estimate of the ultimate amounts needed to pay both reported and unreported claims. These estimates are based on certain actuarial and other assumptions. The Company continually reviews these estimates and, based on new developments and information, the Company includes adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made.

Reinsurance. In the ordinary course of business, the Company reinsures its risks, generally on an excess-of-loss basis, with other insurance companies which principally are rated “A” or higher by A.M. Best. Such reinsurance arrangements serve to limit the Company’s maximum loss. Reinsurance does not relieve the Company of its primary obligation to the policyholder. Amounts recoverable from reinsurers are estimated in a manner consistent with the determination of losses and loss adjustment expenses.

Capitalized Lease, Affiliate. The capitalized lease is carried at cost less accumulated amortization. Amortization is calculated using the interest method over 20 years, which represents the term of the mortgage on the office space that the Company rents from a related party.

Insurance Related Assessments. The Company’s insurance subsidiaries are subject to state guaranty fund assessments, which enable states to meet policyholder requirements or meet other insurance obligations from insurance company insolvencies. The Company accrues for these assessments when it is probable that an assessment will be imposed, the obligatory event has occurred, and the amount of the assessment can be reasonably estimated.

Income Tax. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

Comprehensive Income. Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, change in net unrealized investment gain or loss on fixed-maturity investments classified as “available-for-sale” and equity securities, net of income tax and reclassification adjustment, and change in net unrealized gain or loss from the cash-flow hedging instrument, net of income tax.

Junior Subordinated Debentures. On July 1, 2003, the Company adopted SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Company’s junior subordinated debentures are classified as a liability on the Consolidated Balance Sheets and the related distributions are recorded as interest expense on the Consolidated Statements of Operations, which is in accordance with SFAS 150. Therefore, the adoption of SFAS 150 had no effect on the Company’s financial statements.

In December 2003, the FASB issued a revision of FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which is effective no later than the end of the first reporting period that ends after December 15, 2003 for variable interest entities considered special-purpose entities. The Company adopted FIN 46R in the fourth quarter of 2003. As a result, the Company is not permitted to consolidate the Company’s business trust subsidiaries, which in aggregate issued $30.0 million of floating rate capital securities (“Trust Preferred Securities”). The sole assets of the Company’s business trust subsidiaries are junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities. Previously, the Company classified the Trust Preferred Securities as “company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures” on its balance sheets. The impact of adopting FIN 46R was to increase junior subordinated debentures and reduce company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures by $30,000,000 at December 31, 2003 and $15,000,000 at December 31, 2002.

Note 2 Net Income Per Share

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

	Year ended December 31,
(In thousands, except share data)	2003	2002	2001
Basic per share computation:
Net income	$16,725	$10,464	$4,940
Weighted average common shares outstanding	14,670,507	11,689,405	11,420,213
Basic net income per share	$1.14	$0.90	$0.43

Diluted per share computation:
Net income	$16,725	$10,464	$4,940
Weighted average common shares outstanding	14,670,507	11,689,405	11,420,213
Additional shares outstanding after the assumed exercise of options by applying the treasury stock method	238,469	189,682	81,490

Total shares	14,908,976	11,879,087	11,501,703

Diluted net income per share	$1.12	$0.88	$0.43

Note 3 Transactions with Affiliates

Penn-America was formed by Irvin Saltzman, chairman of PAGI’s Board of Directors and a director of Penn Independent. Jon S. Saltzman, Irvin Saltzman’s son, is President and Chief Executive Officer of PAGI and a director of Penn Independent. Penn Independent, which is owned 100% by the Saltzman family, owned approximately 31% of the outstanding common stock of PAGI at December 31, 2003.

The Company leases its home office facility from Irvin Saltzman and the lease is accounted for as a capital lease. The amount of property capitalized of $2,227,000 is presented net of accumulated amortization of $735,000 and $648,000 as of December 31, 2003 and 2002, respectively. Capitalized lease obligations of $1,273,000 and $1,428,000 were recorded at December 31, 2003 and 2002, respectively, representing the lease obligation arising from this lease, which carries an 8.5% interest rate. Penn Independent and its subsidiaries also lease a portion of the building in which the Company’s home office facility is located. Management believes that the lease terms are at market rates.

At December 31, 2003, the future minimum lease payments for the capitalized lease obligation are $281,000 per year for 2004 through 2008 and the total minimum lease payments are $1,827,000. Interest expense incurred for the obligation under capital lease was $127,000, $139,000 and $160,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Penn Independent provides the Company with human resource management and other services. The Company paid $220,000, $230,000 and $212,000 in 2003, 2002 and 2001, respectively, for such services. Such amounts are based on allocations of estimated costs. All costs incurred by Penn Independent on behalf of the Company have been allocated to the Company and are reflected in the financial statements. Management believes that the methods used to allocate such costs are reasonable and that the Company’s expenses on a stand-alone basis would not be materially different.

Gross written premiums produced by insurance agency affiliates of Penn Independent were $8,851,000, $6,201,000 and $3,888,000 in 2003, 2002 and 2001, respectively. Commissions paid to such affiliates were $1,875,000, $1,314,000 and $857,000 in 2003, 2002 and 2001 respectively. Premiums receivable includes receivables from affiliates of $549,000 and $353,000 as of December 31, 2003 and 2002, respectively.

Note 4 Fair Values of Financial Instruments

The Company uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

Investment securities: Fair values are based on quoted market prices or on quoted market prices of comparable instruments or values obtained from independent pricing services.

Cash and cash equivalents: Fair values approximate carried amounts.

Junior subordinated debentures: Fair values approximate carried amounts.

Derivative: The fair value of the Company’s cash flow hedging instrument is based on external valuation.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002 were as follows:

	December 31, 2003		December 31, 2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed maturities - available for sale	$323,230	$323,230	$246,583	$246,583
Fixed maturities - held to maturity	275	293	1,963	2,017
Equity securities	10,194	10,194	18,625	18,625
Cash and cash equivalents	11,976	11,976	9,796	9,796

Liabilities:
Junior subordinated debentures	30,000	30,000	15,000	15,000
Derivative	133	133	200	200

Note 5 Investments

The Company invests primarily in investment-grade fixed maturities, substantially all of which are rated “A” or higher by Standard & Poor’s. The cost, gross unrealized gains and losses and fair values of investments are as follows:

	December 31, 2003
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$18,397	$326	$48	$18,675
Corporate securities	92,083	2,615	106	94,592
Mortgage-backed securities	86,648	792	351	87,089
Other structured securities	29,796	597	48	30,345
Municipal securities	88,585	4,044	100	92,529

Total available for sale	315,509	8,374	653	323,230

Held to maturity:
U.S. Treasury securities and obligations of U.S. government agencies	25	1	—	26
Corporate securities	250	17	—	267

Total held to maturity	275	18	—	293

Total fixed-maturity securities	315,784	8,392	653	323,523
Equity securities	10,048	149	3	10,194

Total investments	$325,832	$8,541	$656	$333,717

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of December 31, 2003:

				Gross Unrealized Losses
(Dollars in thousands)	Number of Securities	Fair Value	Book Value	Total	Six Months or Less	Between Seven Months and One Year
Fixed-maturity securities	49	$63,664	$64,317	$653	$403	$250
Equity securities	1	255	258	3	3	—

				$656	$406	$250

As of December 31, 2003, the Company’s fixed-maturity investment portfolio had forty-nine (49) securities with $653,000 of gross unrealized losses. No single issuer had a gross unrealized loss position greater than $50,000 or 2.8% of its original cost. The Company held one preferred stock, included in equity securities, in a gross unrealized loss position totaling $3,000 as of December 31, 2003.

	December 31, 2002
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$40,384	$806	$—	$41,190
Corporate securities	86,169	3,620	25	89,764
Mortgage-backed securities	31,077	1,269	—	32,346
Other structured securities	29,828	1,211	18	31,021
Municipal securities	49,992	2,352	82	52,262

Total available for sale	237,450	9,258	125	246,583

Held to maturity:
U.S. Treasury securities and obligations of U.S. government agencies	1,687	30	—	1,717
Corporate securities	276	24	—	300

Total held to maturity	1,963	54	—	2,017

Total fixed-maturity securities	239,413	9,312	125	248,600
Equity securities	17,859	909	143	18,625

Total investments	$257,272	$10,221	$268	$267,225

Fixed-maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,976	$15,291	$—	$—
Due after one year through five years	72,951	75,252	275	293
Due after five years through ten years	104,590	108,406	—	—
Due after ten years	6,548	6,847	—	—
Mortgage-backed and other structured securities	116,444	117,434	—	—

Total	$315,509	$323,230	$275	$293

A summary of net investment income is as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
Interest on fixed maturities	$13,015	$10,731	$9,835
Dividends on equity securities	688	1,148	1,421
Interest on cash and cash equivalents	170	229	377
Other	35	38	37

Total investment income	13,908	12,146	11,670
Less investment expense	(605)	(389)	(331)

Net investment income	$13,303	$11,757	$11,339

All investments in fixed-maturity securities were income-producing during 2003, 2002 and 2001. Net realized investment gain (loss) is as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001
Realized gains (losses) on investment sales:
Fixed maturities:
Gross realized gains	$1,888	$3,033	$218
Gross realized losses	(198)	(95)	(203)

Total fixed maturities	1,690	2,938	15

Equity securities:
Gross realized gains	790	644	240
Gross realized losses	(484)	(1,009)	(207)

Total equity securities	306	(365)	33

Net realized investment gain on investment sales	1,996	2,573	48

Other-than-temporary impairment write-downs:
Fixed maturities	—	(98)	—
Equity securities	(49)	(1,202)	(1,226)

Total other-than-temporary impairment write-downs	(49)	(1,300)	(1,226)

Net realized investment gain (loss)	$1,947	$1,273	$(1,178)

Income tax expense was $681,000 and $433,000 on net realized investment gain for the years ended December 31, 2003 and 2002, respectively. Income tax benefit was $400,000 on net realized investment loss for the year ended December 31, 2001.

The change in unrealized gain (loss) on investments, which is recorded as a change in stockholders’ equity through other comprehensive income (loss) is as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001
Fixed maturities	$(1,413)	$4,856	$2,672
Equities	(619)	337	834

Unrealized gain (loss) on investments during the period before deferred income taxes	(2,032)	5,193	3,506
Deferred income tax	612	(1,766)	(1,192)

Net unrealized gain (loss) on investments, net of tax	$(1,420)	$3,427	$2,314

Statutory Deposits: The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2003 and 2002 was $10,912,000 and $10,243,000, respectively.

Note 6 Derivative Instruments

In December 2002, the Company entered into an interest rate swap, its sole derivative instrument. The Company entered into the interest rate swap in order to hedge risk arising from interest rate volatility related to its floating rate junior subordinated debentures with the Trust I. The notional amount, which is the basis upon which pay or receive amounts are calculated, is $15.0 million and expires on December 4, 2007.

As of December 31, 2003, the Company recorded a $133,000 derivative liability, which is included in other liabilities in the Consolidated Balance Sheets. Accordingly, as of December 31, 2003 the Company recorded a net unrealized loss on this cash flow hedging instrument, net of income tax, of $86,000 in accumulated other comprehensive income.

Note 7 Reinsurance

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risks in various areas of exposure with other insurance enterprises, or reinsurers. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Allowances have been established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2003, the total of reinsurance recoverable and prepaid reinsurance premiums associated with two major reinsurers, General Reinsurance Corporation and American Reinsurance Corporation, were $17,632,000 and $32,952,000, respectively.

Written premiums and premiums earned consisted of the following:

	Year ended December 31,
(In thousands)	2003	2002	2001
Written premiums:
Gross	$209,442	$157,433	$98,412
Ceded	32,992	22,771	11,289

Net of reinsurance	$176,450	$134,662	$87,123

Premiums earned:
Gross	$182,602	$133,102	$100,617
Ceded	28,548	18,047	11,683

Net of reinsurance	$154,054	$115,055	$88,934

Losses and loss adjustment expenses are net of amounts due under reinsurance contracts as follows: $19,934,000, $8,979,000 and $7,446,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 8 Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
Balance, beginning of year	$137,747	$119,598	$115,314
Less reinsurance recoverable	27,549	25,552	24,093

Net balance, beginning of year	110,198	94,046	91,221

Incurred related to:
Current year	89,167	72,702	60,885
Prior years	5,499	2,406	36

Total incurred	94,666	75,108	60,921

Paid related to:
Current year	24,324	22,906	19,913
Prior years	43,471	36,050	38,183

Total paid	67,795	58,956	58,096

Net balance, end of year	137,069	110,198	94,046
Plus reinsurance recoverable	37,813	27,549	25,552

Balance, end of year	$174,882	$137,747	$119,598

2003 Analysis

In 2003, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $5,499,000. This increase was primarily due to an increase of $3,570,000 in the Company’s core commercial property and casualty lines of business. This increase consisted of a reduction in the Company’s estimate for the commercial property lines of business by $2,143,000 relating primarily to the 2002 accident year, offset by an increase in the Company’s estimate for the commercial liability lines of business of $5,713,000 due to the development of outstanding claim reserves on claims occurring in various accident years. The remaining increase of $1,929,000 in incurred losses and loss adjustment expense was attributable to insured events of prior years related to the Company’s exited automobile lines of business. In 2003, the Company experienced an unanticipated increase in paid allocated loss adjustment expenses on its remaining open commercial automobile liability claims. Consequently, combined with the unanticipated activity in 2003 and review of open claims, the Company increased its estimates for loss and loss adjustment expense reserves.

In the first quarter of 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At December 31, 2003, the Company believes that its ultimate obligations for these claims are included in its estimate for unpaid loss and loss adjustment expense reserves.

The Company previously disclosed in its third quarter 2003 report on Form 10-Q that the Eighteenth Circuit Court in the State of Michigan entered a judgment of $4,900,000 against one of the Company’s insureds, which judgment the Company had appealed. In February 2004, the Company settled this claim for $2,975,000. The Company’s reinsurance program provided coverage for $2,725,000 of this total settlement. The Company’s liability, net of reinsurance, was $250,000 and was included in its estimate for unpaid loss and loss adjustment expense reserves at December 31, 2003.

The Company recorded a reinsurance recoverable of $5,000,000 as of December 31, 2003 relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer.

2002 Analysis

In 2002, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $2,406,000. The increase was attributable to an increase in estimates for loss and loss adjustment expense reserves by $5,100,000 for commercial liability lines of business, partially offset by reductions in estimates by $2,700,000 for the commercial property lines of business.

The Company’s change in estimates in 2002 for the commercial property lines resulted from lower costs per claim than expected for the 2001 accident year. As of December 31, 2001, the Company anticipated an increase in the average cost per claim of approximately 11% to $9,200 for the 2001 accident year as compared with $8,300 for the 2000 accident year. During 2002, the 2001 accident year developed more favorably than originally anticipated, as the average settlement per claim declined to approximately $8,000. Consequently, the Company reduced its estimates by $2,700,000 in 2002.

The Company’s change in estimates in 2002 for the commercial liability lines resulted primarily from an increase of $2,300,000 due to a lengthening of the selected development patterns on all accident years as closing patterns on claims closed in 2002 varied from the Company’s experience in previous years. The remainder of the change is due primarily to increases in estimates for claims expenses as paid development patterns during 2002 were in excess of expectations at December 31, 2001.

2001 Analysis

In 2001, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $36,000. This increase related entirely to the commercial automobile line of business. Additionally, the Company increased its estimate for loss and loss adjustment expense reserves by $1,800,000 for commercial multi-peril liability and reduced its estimates by $1,400,000 for non-standard personal automobile and $400,000 for commercial multi-peril property.

The Company increased its estimate in 2001 for the commercial multi-peril liability line of business by $1,800,000 due to the development of outstanding claim reserves on claims occurring primarily in 1998 and 1999. In 2001, incurred losses on the 1998 and 1999 accident year were approximately $1,300,000 more than anticipated based on historical development patterns. The increase is attributed primarily to higher than expected average settlement costs per claim for the 1998 and 1999 accident years. This increase was almost entirely offset by a reduction in the Company’s estimate for the non-standard personal automobile line of business due to favorable settlements on closed claims. The decrease is attributed primarily to lower than expected average settlement costs per claim for the 1998 and 1999 accident years.

Note 9 Income Tax

The components of income tax expense are as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
Current	$8,730	$4,380	$2,492
Deferred	(1,287)	(12)	(711)

Income tax expense	$7,443	$4,368	$1,781

The actual income tax rate differed from the statutory income tax rate applicable to income before income taxes as follows:

	Year ended December 31,
	2003	2002	2001
Statutory income tax rate	35.0%	34.0%	34.0%
Tax-exempt interest and dividends received deduction	(3.9)	(4.9)	(8.4)
Other	(0.3)	0.3	0.9

Actual income tax rate	30.8%	29.4%	26.5%

The tax effects of temporary differences that result in a net deferred tax asset are summarized as follows:

	December 31,
(In thousands)	2003	2002
Assets
Effect of discounting unpaid losses and loss adjustment expenses	$6,934	$5,436
Excess of tax over financial reporting of earned premium	5,516	3,835
Realized investment losses due to other-than-temporary impairment write-downs	51	645
Other	501	459

Total deferred tax assets	13,002	10,375

Liabilities
Deferred policy acquisition costs	5,982	4,474
Unrealized gain on investments	2,754	3,366
Other	283	430

Total deferred tax liabilities	9,019	8,270

Net deferred tax asset	$3,983	$2,105

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not likely be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax asset and, therefore, no such valuation allowance has been established.

Note 10 Segment Information

The Company has one reportable segment that consists of its commercial property and casualty lines of business. In 1999, the Company exited the non-standard personal automobile line of business and announced that it would run-off its remaining portfolio of such business. For the years ended December 31, 2003, 2002 and 2001, amounts relating to the non-standard personal automobile business were not material to the financial statements presented, and therefore, are not presented separately.

Note 11 Junior Subordinated Debentures

On May 15, 2003, the Trust II, a business trust subsidiary formed by PAGI, issued $15.0 million of floating rate Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on its common stock. PAGI guarantees all obligations of the Trust II with respect to distributions and payments of these securities.

Proceeds from the sale of these securities by the Trust II were used to acquire $15.0 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate Trust Preferred Securities issued by the Trust II. The proceeds from these junior subordinated debentures will be used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.

On December 4, 2002, the Trust I, a business trust subsidiary formed by PAGI, issued $15.0 million of floating rate Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on its common stock. PAGI guarantees all obligations of the Trust I with respect to distributions and payments of these securities.

Proceeds from the sale of these securities by the Trust I were used to acquire $15.0 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate Trust Preferred Securities issued by the Trust I. In 2002, PAGI contributed net proceeds of $14.5 million from these junior subordinated debentures to Penn-America Insurance Company to support the business growth its insurance subsidiaries.

Note 12 Common Stock

During the fourth quarter of 2002, the Company issued 2,990,000 shares of its common stock through a public offering at a price of $8.50 per share. The shares of common stock were issued out of treasury. The 760,000 shares of treasury stock remaining after the public offering were retired. Proceeds from the offering amounted to $23.5 million, after deducting offering costs of $1.9 million. The Company contributed virtually all of the proceeds to Penn-America to support the business growth of its insurance subsidiaries.

Note 13 Dividends from Subsidiaries and Statutory Information

Penn-America and Penn-Star are regulated by the state in which they are incorporated and the states in which they do business. Such regulations, among other things, limit the payment of dividends without prior regulatory approval. PAGI is dependent on dividends from Penn-America for payment of dividends to PAGI’s stockholders, general expenses, and interest on $30.0 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures. Penn-America may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus or statutory net income for the prior year. Using these criteria, the maximum amount of dividends that may be paid to PAGI from Penn-America in 2004, without prior approval, is $12,196,000. Ordinary dividends of $2,600,000, $1,100,000 and $1,600,000 were paid to PAGI in 2003, 2002 and 2001, respectively.

The National Association of Insurance Commissioners (“NAIC”) has developed Property and Casualty Risk-Based Capital (“RBC”) standards that relate an insurer’s reported statutory surplus to the risks inherent to overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset risk and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. The Company regularly monitors capital requirements along with the NAIC’s RBC developments. The Company has determined that its capital levels are in excess of the minimum capital levels required by the RBC standards.

The following tables reconcile statutory surplus and net income of the Company as determined in accordance with accounting principles prescribed by the insurance regulatory authorities to stockholders’ equity and net income of the Company calculated in accordance with accounting principles generally accepted in the United States as reported herein:

	Year ended December 31,
(In thousands)	2003	2002	2001
Statutory surplus	$121,960	$110,222	$64,733
Deferred policy acquisition costs	17,091	13,159	9,083
Deferred income taxes	(4,445)	(4,025)	(574)
Net unrealized investment gain	7,953	9,414	4,151
Non-admitted assets	1,972	1,621	2,171
Provision for uncollectible accounts	(778)	(992)	(1,022)
Holding company assets	17,154	2,075	1,594
Junior subordinated debentures	(30,000)	(15,000)	—
Other, net	(97)	121	255

GAAP stockholders’ equity	$130,810	$116,595	$80,391

	Year ended December 31,
(In thousands)	2003	2002	2001
Statutory net income	$12,790	$3,793	$6,827
Deferred policy acquisition costs	3,932	4,076	(1,268)
Deferred income tax benefit	1,287	12	711
Allowance for uncollectible accounts	215	30	(500)
Holding company expenses, net of tax	(1,465)	(399)	(345)
Other-than-temporary impairment write-down timing difference	—	3,052	(623)
Other, net	(34)	(100)	138

GAAP net income	$16,725	$10,464	$4,940

Note 14 Incentive Savings and Retirement Plan

The Company participates in a profit-sharing and a 401(k) plan with Penn Independent that covers qualified employees. The Company’s contributions under the 401(k) plan were $192,000, $185,000 and $117,000 for the years ended December 31, 2003, 2002, and 2001, respectively. There were no profit-sharing distributions in 2003, 2002, and 2001.

Note 15 Stock Incentive Plans

In May 2003, the Company’s stockholders ratified and approved the Company’s 2002 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable officers, employees, directors, consultants, advisors and service providers of the Company and its affiliates (as defined in the Plan) to participate in the Company’s future and to enable the Company to attract and retain these persons by offering them proprietary interests in the Company. The Plan authorized the issuance of up to 1,837,500 shares of common stock pursuant to the exercise of stock options and restricted stock awards. At December 31, 2003, 586,145 shares have been issued, 630,060 shares have been reserved pursuant to outstanding stock options granted, 67,500 shares have expired and 553,795 shares are reserved for future issuance pursuant to options granted or the award of restricted stock.

Stock Options: Options are granted with an exercise price equal to market price at the date of grant and are exercisable according to the various terms under which they were granted, varying from one to ten years from the date of the grant. In general, options are subject to earlier termination if the optionee leaves the employ of the Company.

The fair value of options is estimated on the grant date using the Black-Scholes option pricing model. The model assumes the following: expected annual dividend rates of 2.0% for 2003, 2002 and 2001; risk-free interest rates of 2.4% for 2003, 3.6% for 2002 and 4.9% for 2001; weighted-average expected life of the options of 4 years for 2003 and 4.8 years for 2002 and 2001; and expected stock price volatility of 28% for 2003 and 22% for 2002 and 2001.

A summary of the status of and changes in the Company’s stock option plan is presented below:

	Year ended December 31,
(Options in thousands)	2003	2002	2001

Outstanding at beginning of year (average price of $6.06, $4.87 and $4.75)	764	492	539

Granted (average price of $10.62, $7.62 and $5.17 per share)	20	346	54

Exercised (average price of $6.80, $4.98 and $4.12 per share)	(132)	(29)	(81)

Forfeited (average price of $9.27, $7.13 and $4.95 per share)	(22)	(45)	(20)

Outstanding at end of year (average price of $5.93, $6.06 and $4.87)	630	764	492

Options exercisable at end of year	453	428	419

Weighted average fair value of options Granted during the year	$2.24	$1.52	$1.40

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
(Options in thousands)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Exercise Prices
$4.00 – $5.89	343	1.6	$4.21	328	$4.18
$5.90 – $9.17	243	6.6	$7.39	96	$7.53
$9.18 – $12.67	44	3.4	$11.38	29	$11.78

Restricted Stock: The Company has awarded shares of restricted stock to certain employees. The Company issued 7,000 shares of restricted stock in 2003 and 17,500 shares of restricted stock in 2002. Such shares are held by the Company and released to each grantee at the rate of 20% per year provided that the grantee is still employed by the Company or its affiliates. Based on the fair value of the Company’s common stock on the date these awards were granted, the Company charged $57,000 in 2003, $79,000 in 2002 and $115,000 in 2001 to compensation expense relating to these awards. During 2003, 2002 and 2001, 6,500, 9,750 and 15,750 shares, respectively, of the restricted stock were released to the applicable employees as allowed by the provisions of the grant.

The Company’s Agents’ Contingent Profit Commission Plan allows its agents to receive up to 100% of their contingent profit commission awards in PAGI common stock in lieu of cash. At December 31, 2003, there were 254,701 shares of common stock reserved for future issuance under the Company’s Agents’ Contingent Profit Commission Plan. Agents’ common stock awards for the 2002, 2001 and 2000 years, which were issued in 2003, 2002 and 2001, amounted to 33,313, 62,836, and 35,189 shares, respectively. The compensation expense recorded for 2003, 2002 and 2001 was based on the fair value of the Company’s common stock on the date the shares were issued to the agents.

Note 16 Commitments and Contingencies

Legal Matters: The Company’s insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. The Company is involved in no other pending or threatened legal or administrative proceedings which management believes might have a material adverse effect on the Company’s financial condition or results of operations.

Leases: The Company leases computer equipment for use by its insurance subsidiaries. These leases have terms primarily expiring in less than a three-year period. Rental expenses for these operating leases were $544,000, $489,000 and $391,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were $532,000, $433,000, $195,000 and $194,000 for 2004, 2005, 2006 and 2007, respectively.

Note 17 Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of net unrealized gain (loss) on investments and net unrealized gain (loss) on a single cash-flow hedging instrument for the year ended December 31, 2003, 2002 and 2001. The following table summarizes other comprehensive income (loss), related income tax effect, and comprehensive income (loss), net of tax:

	Year ended December 31, 2003
(In thousands)	Pre-tax Amount	Income Tax	Net of Tax Amount
Unrealized loss on investments:
Unrealized holding loss arising during period	$(85)	$(69)	$(154)
Reclassification adjustments for net realized gain included in net income	(1,947)	681	(1,266)

Unrealized loss on investments	(2,032)	612	(1,420)
Unrealized gain on cash-flow hedging instrument	67	(21)	46

Other comprehensive loss	$(1,965)	$591	$(1,374)

	Year ended December 31, 2002
(In thousands)	Pre-tax Amount	Income Tax	Net of Tax Amount
Unrealized gain on investments:
Unrealized holding gain arising during period	$6,466	$(2,199)	$4,267
Reclassification adjustments for net realized gain included in net income	(1,273)	433	(840)

Unrealized gain on investments	5,193	(1,766)	3,427
Unrealized loss on cash-flow hedging instrument	(200)	68	(132)

Other comprehensive income	$4,993	$(1,698)	$3,295

	Year ended December 31, 2001
(In thousands)	Pre-tax Amount	Income Tax	Net of Tax Amount
Unrealized gain on investments:
Unrealized holding gain arising during period	$2,328	$(792)	$1,536
Reclassification adjustments for net realized loss included in net income	1,178	(400)	778

Other comprehensive income	$3,506	$(1,192)	$2,314

Note 18 Unaudited Quarterly Financial Information

	2003
(In thousands except share data)	First	Second	Third	Fourth	Total
Revenues	$38,292	$39,970	$44,348	$46,694	$169,304
Net income	3,574	3,999	4,635	4,517	16,725
Net income per share:
Basic	0.24	0.27	0.31	0.31	1.14
Diluted	0.24	0.27	0.31	0.30	1.12

	2002
(In thousands except share data)	First	Second	Third	Fourth	Total
Revenues	$25,564	$29,066	$34,915	$38,540	$128,085
Net income	1,786	1,882	2,897	3,899	10,464
Net income per share:
Basic	0.15	0.16	0.25	0.32	0.90
Diluted	0.15	0.16	0.25	0.32	0.88

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed, on May 1, 2003, the Audit Committee of the Board of Directors met and decided to dismiss Ernst & Young LLP (“E&Y”) as the Company’s independent auditors. Simultaneously, the Audit Committee appointed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent auditor for 2003 and retained E&Y as the Company’s consulting actuary.

E&Y’s report on the Company’s consolidated financial statements as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

There have been no disagreements (as that term is defined in Item 304(a) (1) (iv) of Regulation S-K) between the Company and E&Y during the Company’s two (2) fiscal years ended December 31, 2002 and through April 30, 2003 on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

There have been no “reportable events” (as that term is used in Item 304(a) (1) (v) of Regulation S-K) during the Company’s two (2) fiscal years ended December 31, 2002 and through April 30, 2003.

During the two (2) fiscal years ended December 31, 2002 and through April 30, 2003, the Company did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a) (2) (i) and (ii) of Regulation S-K.

The Company provided E&Y with a copy of the disclosures required by Item 304(a) of Regulation S-K, which was included Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2003. E&Y furnished the Company with a letter addressed to the SEC responding to the Company’s disclosures, which was filed as Exhibit 16.1 to the Company’s report on Form 8-K.

On May 1, 2003, management, on behalf of the Audit Committee of the Board of Directors, notified PwC that the Audit Committee had engaged them as the Company’s independent auditors effective May 1, 2003. The Company authorized E&Y to respond fully to any inquiries of PwC.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and CEO and Senior Vice President, CFO and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President and CEO and Senior Vice President, CFO and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required for this item is incorporated herein by reference to the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics, which is applicable to all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is included in this report on Form 10-K as Exhibit 14 and is available on the Company’s Web site at www.penn-america.com.

Item 11. Executive Compensation

Certain information required for this item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required for this item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required for this item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required for this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements - See Index to Consolidated Financial Statements on page 42 included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K

2.	Financial Statement Schedules - Listed below are the required financial statement schedules and Independent Auditors’ Report with the related page on this Form 10-K.

3.	Exhibits – See Exhibit Index on pages 80 to 89.

(b)	Reports on Form 8-K:

On October 22, 2003, the Company filed a current report on Form 8-K announcing that the Company released its earnings for the third quarter of 2003.

On November 11, 2003, the Company filed a current report on Form 8-K announcing the availability of the third quarter statutory financial statements of its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company’s Web site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

On December 10, 2003, the Company filed a current report on Form 8-K announcing the death of a member of the Board of Directors, Paul Simon.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of March, 2004.

Penn-America Group, Inc.

By:	/s/ Jon S. Saltzman
Jon S. Saltzman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

/s/ Irvin Saltzman Irvin Saltzman	Chairman of the Board of Directors and Director	March 11, 2004

/s/ Jon S. Saltzman Jon S. Saltzman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ Robert A. Lear Robert A. Lear	Director	March 11, 2004

/s/ Joseph F. Morris Joseph F. Morris	Senior Vice President, Chief Financial Officer and Treasurer	March 11, 2004

/s/ Garland P. Pezzuolo Garland P. Pezzuolo	Vice President, Secretary and General Counsel	March 11, 2004

/s/ Charles Ellman Charles Ellman	Director	March 11, 2004

/s/ M. Moshe Porat M. Moshe Porat	Director	March 11, 2004

/s/ Jami Saltzman-Levy Jami Saltzman-Levy	Director	March 11, 2004

/s/ Richard L. Duszak Richard L. Duszak	Director	March 11, 2004

/s/ E. Anthony Saltzman E. Anthony Saltzman	Director	March 11, 2004

Penn-America Group, Inc. and Subsidiaries

Schedule I – Summary of Investments – Other than Investments in Related Parties

	December 31, 2003
(In thousands)	Cost	Fair Value	Amount Reflected on Balance Sheet
Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$18,397	$18,675	$18,675
Corporate securities	70,444	72,355	72,355
Mortgage-backed securities	86,648	87,089	87,089
Other-structured securities	29,796	30,345	30,345
Municipal securities	88,585	92,529	92,529
Public utilities	21,639	22,237	22,237

Total available for sale	315,509	323,230	323,230

Held to maturity:
U.S. Treasury securities and obligations of U.S. government agencies	25	26	25
Corporate securities	250	267	250

Total held to maturity	275	293	275

Total fixed-maturity securities	315,784	323,523	323,505
Equity securities	10,048	10,194	10,194

Total investments	$325,832	$333,717	$333,699

Penn-America Group, Inc.

Schedule II – Condensed Financial Information of Parent Company

Condensed Balance Sheets

	December 31,
(In thousands except share data)	2003	2002
Assets
Cash	$242	$1,663
Fixed maturities available for sale, at fair value (amortized cost 2003, $9,278)	9,181	—
Equity securities (cost 2003, $6,667)	6,667	—
Investment in insurance subsidiary, equity method	143,795	129,503
Accrued interest receivable	90	—
Deferred costs	804	456
Other assets	501	465

Total assets	$161,280	$132,087

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued expenses	$337	$292
Junior subordinated debentures, affiliate	30,000	15,000
Other liabilities	133	200

Total liabilities	30,470	15,492

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; None issued	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2003 and 2002, 14,743,698 and 14,572,098 shares, respectively	147	146
Additional paid-in-capital	72,416	70,875
Accumulated other comprehensive income	5,027	6,401
Retained earnings	54,005	39,995
Officers’ stock loans	(569)	(629)
Unearned compensation from restricted stock awards	(216)	(193)

Total stockholders’ equity	130,810	116,595

Total liabilities and stockholders’ equity	$161,280	$132,087

Penn-America Group, Inc.

Schedule II – Condensed Financial Information of Parent Company

Condensed Statements of Operations

	Year ended December 31,
(In thousands except share data)	2003	2002	2001
Revenues:
Dividend income	$2,600	$1,100	$1,600
Other income	176	14	26

Total revenues	2,776	1,114	1,626

Expenses:
Operating expenses	816	618	548
Interest expense	1,614	73	—

Total expenses	2,430	691	548

Income before income tax and undistributed net income of subsidiary	346	423	1,078
Income tax benefit	789	230	177

Income before equity in undistributed net income of subsidiary	1,135	653	1,255
Equity in undistributed net income of subsidiary	15,590	9,811	3,685

Net income	$16,725	$10,464	$4,940

Net income per share
Basic	$1.14	$0.90	$0.43
Diluted	$1.12	$0.88	$0.43

Penn-America Group, Inc.

Schedule II – Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

	Year ended December 31,
(In thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$16,725	$10,464	$4,940
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(15,590)	(9,811)	(3,685)
Amortization and depreciation	323	158	86
Change in accounts payable and accrued expenses	45	267	(148)
Other	(29)	(115)	74

Net cash provided by operating activities	1,474	963	1,267

Cash flows from investing activities:
Purchases of fixed-maturity securities available for sale	(11,488)	—	—
Purchases of equity securities	(7,837)	—	—
Proceeds from sales and maturities of fixed maturities available for sale	2,057	—	—
Proceeds from equity securities	1,116	—	—

Net cash used by investing activities	(16,152)	—	—

Cash flows from financing activities:
Issuance of common stock	1,423	24,155	622
Net proceeds from issuance of junior subordinated debentures	14,549	14,538	—
Capital contribution to insurance subsidiary	—	(37,465)	—
Dividends paid to stockholders	(2,715)	(1,789)	(1,600)

Net cash provided (used) by financing activities	13,257	(561)	(978)

Increase in cash	(1,421)	402	289
Cash, beginning of year	1,663	1,261	972

Cash, end of year	$242	$1,663	$1,261

Penn-America Group, Inc. and Subsidiaries

Schedule III – Supplementary Insurance Information

Years Ended December 31, 2003, 2002 and 2001

(In thousands)	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Loss and Loss Adjustment Expenses	Amor- tization of Deferred Policy Acquisition Costs	Other Under- writing Expenses	Net Premiums Written
2003	$17,091	$174,882	$92,205	$154,054	$13,303	$94,666	$38,502	$9,412	$176,450

2002	13,159	137,747	65,365	115,055	11,757	75,108	29,010	8,304	134,662

2001	9,083	119,598	41,034	88,934	11,339	60,921	22,715	8,030	87,123

Penn-America Group, Inc. and Subsidiaries

Schedule IV – Reinsurance

Years Ended December 31, 2003, 2002 and 2001

(In thousands)	Direct Premium Written	Ceded Premium Written to Other Companies	Assumed Premium Written from Other Companies	Net Premium Written	Percentage of Assumed Premium Written to Net Premium Written
2003	$209,442	$32,992	$—	$176,450	—

2002	157,435	22,771	(2)	134,662	—

2001	98,328	11,289	84	87,123	0.1%

Penn-America Group, Inc. and Subsidiaries

Schedule V - Allowance for Premiums Receivable and Reinsurance Recoverable

Years Ended December 31, 2003, 2002 and 2001

	Year ended December 31,
(In thousands)	2003	2002	2001
Balance, January 1	$992	$1,022	$522

Additions	150	—	500
Deletions	(242)	(30)	—

Balance, December 31	$900	$992	$1,022

Penn-America Group, Inc. and Subsidiaries

Schedule VI - Supplemental Insurance Information Concerning

Property and Casualty Operations

Years Ended December 31, 2003, 2002 and 2001

	Losses and Loss Adjustment Expenses Incurred Related To		Paid Losses and Loss Adjustment Expenses
(In thousands)	Current Year	Prior Year
2003	$89,167	$5,499	$67,795

2002	72,702	2,406	58,956

2001	60,885	36	58,096

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Penn-America Group, Inc.

We have audited the accompanying consolidated balance sheet of Penn-America Group, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in Item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn-America Group, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 17, 2003

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993, and is incorporated herein by reference.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-66892) filed with the Securities and Exchange Commission on August 2, 1993, and is incorporated herein by reference.

4.1	Placement Agreement between Registrant and its financing subsidiary, Penn-America Statutory Trust I, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated November 21, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

4.1(i)	Subscription Agreement among Penn-America Statutory Trust I, Registrant and I-Preferred Term Securities I., Ltd., dated December 4, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

4.1(ii)	Indenture between Registrant and U.S. Bank National Association (f/k/a State Street Bank and Trust Company of Connecticut, N.A.), dated December 4, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

4.1(iii)	Amended and Restated Declaration of Trust among U.S Bank National Association (f/k/a State Street Bank and Trust Company of Connecticut, N.A.), Registrant and Jon S. Saltzman, Joseph F. Morris and Brian Riley dated December 4, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

4.1(iv)	Guarantee Agreement between Registrant and U.S. Bank National Association (f/k/a State Street Bank and Trust Company of Connecticut, N.A.) dated December 4, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

4.2	Placement Agreement between Registrant and its financing subsidiary, Penn-America Statutory Trust II, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., dated April 25, 2003, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

4.2(i)	Subscription Agreement among Penn-America Statutory Trust II, Registrant and I-Preferred Term Securities II., Ltd., dated May 15, 2003, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

4.2(ii)	Indenture between Registrant and U.S. Bank National Association, dated May 15, 2003, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

4.2(iii)	Amended and Restated Declaration of Trust among U.S Bank National Association Registrant and Jon S. Saltzman, Joseph F. Morris and Brian Riley dated May 15, 2003, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
4.1(iv)	Guarantee Agreement between Registrant and U.S. Bank National Association, dated May 15, 2003, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.3	1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993, and is incorporated herein by reference.

10.3(i)	Endorsements Nos. 4 through 6 (Termination Endorsement) to 1993 Casualty Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, filed with the Securities and Exchange Commission with Registrant’s Report on Form S-2 Amendment No. 1 (No. 333-91362) on September 6, 2002, and is incorporated herein by reference.

10.7	Agreement dated August 20, 1993, between Penn Independent Corporation (“Penn Independent”) and the Registrant regarding the reimbursement of certain employment costs, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 26, 1993, and is incorporated herein by reference.

10.7(i)	Amendment effective January 1, 1995 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1995, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.7(ii)	Amendments dated January 1, 1996 and March 1, 1996 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1996, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.7(iii)	Amendment dated March 1, 1997 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1997, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.7(iv)	Amendment dated January 1, 1999 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with the Registrant’s Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.7(v)	Amendment dated January 1, 2000 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.7(vi)	Amendment dated July 1, 2000 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.7(vii)	Amendment dated July 1, 2001 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.7(viii)	Amendment dated January 1, 2002 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with the Securities and Exchange Commission with the Registrant’s Report on Form S-2 Amendment 1 (No. 333-91362) on September 6, 2002, and is incorporated herein by reference.

10.7(ix)	Amendment dated January 1, 2003 to August 20, 1993, Agreement between Penn Independent and Registrant regarding the sharing of certain operating costs, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference, and is incorporated herein by reference.

10.9	Restated Investment Advisory Agreement effective July 1, 1990, between Penn America and Carl Domino Associates, L.P., incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on August 2, 1993, and is incorporated herein by reference.

10.9(i)	Amended Investment Advisory Agreement effective September 1, 1997, between and among Penn-America, its subsidiary, Penn-Star and Carl Domino Associates, L.P., filed with the Registrant’s Report on Form 10-K for the period ending December 31, 1997, which was filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.9(ii)	Agreement dated April 15, 1997, between and among General Re New England Asset Management, Inc., Penn-America, and its subsidiary, Penn-Star filed with the Registrant’s Report on Form 10-K for the period ending December 31, 1997, which was filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.9(iii)	Investment Advisory Agreement effective February 19, 1999, between Penn-America Insurance Company and Madison Monroe, Inc., filed with Registrant’s Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.9(iv)	Notice of Termination effective July 1, 2000, of Investment Advisory Agreement dated September 1, 1997, between and among Penn-America Insurance Company, its subsidiary, Penn-Star Insurance Company and Carl Domino Associates, L.P., filed with Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.9(v)	Amendment dated November 7, 2000, to Agreement dated April 15, 1997, between and among General Re New England Asset Management, Inc., Penn-America Insurance Company, and its subsidiary, Penn-Star, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission on March 30, 2001, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.9(vi)	Amendment dated August 2, 2000, to Investment Management Agreement dated February 25, 1999, between Penn-America Insurance Company and Madison Monroe, Inc., filed with Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.9(vii)	Notice of Termination dated November 2, 2000, of Investment Management Agreement dated February 25, 1999, between Penn-America Insurance Company and Madison Monroe, Inc., filed with Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.9(x)	Investment Management Agreement between Registrant and General Re – New England Asset Management, Inc., date May 15, 2003, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.10	1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (No. 33-66892) and filed with the Securities and Exchange Commission on September 29, 1993, and is incorporated herein by reference.

10.10(i)	Penn-America Group, Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 33-82728) and filed with the Securities and Exchange Commission on August 11, 1994, and is incorporated herein by reference.

10.10(ii)	Employee Bonus Plan dated January 1, 2000, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.10(iii)	Amendment dated April 1, 2000, to Penn-America Group, Inc. 1993 Stock Incentive Plan, as amended and restated April 4, 1994, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 30, 2001, and is incorporated herein by reference.

10.10(iv)	Amended and Restated 2002 Stock Incentive Plan (f/k/a 1993 Stock Incentive Plan), filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (No. 333-89846), which was filed with the Commission on June 5, 2002, and is incorporated herein by reference.

10.10(v)	Amended 2002 Stock Incentive Plan, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

10.10(vi)	Registrant’s 2002 Stock Incentive Plan (f/k/a Amended and Restated 1993 Stock Incentive Plan, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.11	Lease effective July 1, 2000, between Penn-America Insurance Company and Irvin Saltzman, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission on March 30, 2001.

Exhibit Number	Description of Exhibit
10.14	1995 Multiple Line Excess of Loss (Casualty and Property) Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant’s Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002, and is incorporated herein by reference.

10.14(i)	Endorsement No. 1 to Multiple Line Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant’s Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002, and is incorporated herein by reference.

10.14(ii)	Endorsement No. 2 to Multiple Line Excess of Loss Reinsurance Agreement with National Reinsurance Corporation, effective as of January 1, 1995, filed with Registrant’s Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002, and is incorporated herein by reference.

10.14(iii)	1996 Property & Liability Reinsurance Agreement with General Re Corporation effective May 1, 1996, filed with Registrant’s Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002, and is incorporated herein by reference.

10.14(iv)	Property Catastrophe Excess of Loss Reinsurance Program between subscribing reinsurers and Penn-America and Penn-Star Insurance Companies effective January 1, 2000, to January 1, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.14(v)	Property Catastrophe Excess of Loss Reinsurance Program between subscribing reinsurers and Penn-America and Penn-Star Insurance Companies effective January 1, 2002 to January 1, 2003, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002.

10.16	Penn-America Group, Inc. 1995 Key Employee Incentive Compensation Plan, incorporated as Part I to Registrant’s Registration Statement on Form S-8 (No. 333-00050) and filed with the Securities and Exchange Commission on January 4, 1996, and is incorporated herein by reference.

10.16(i)	Penn-America Insurance Company 2001 Key Employee Incentive Compensation Plan, effective January 1, 2001, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission on March 30, 2001, and is incorporated herein by reference.

10.17	Penn-America Insurance Company’s Agency Award and Profit Sharing Plan, incorporated as Exhibit 4 to Registrant’s Registration Statement on Form S-3 (No. 333-00046) and filed with the Securities and Exchange Commission on January 4, 1996, and is incorporated herein by reference.

10.17(i)	Penn-America Insurance Company’s Agency Award and Profit Sharing Plan, attached as Exhibit 4 to Registrant’s Registration Statement on Form S-3 (No. 333-49055) and filed with the Securities and Exchange Commission on March 31, 1998, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.17(ii)	Form of Amended General Agency Profit Sharing Addendum to Agency Award & Profit Sharing Plan, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission on March 27, 2000, and is incorporated herein by reference.

10.17(iii)	Form of General Agent Contingent Profit Commission Addendum between agents and Penn-America and Penn-Star Insurance Companies effective January 1, 2001, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002.

10.17(iv)	Agency Performance Award and Profit Sharing Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-2 (No.333-87698), which was filed with the Commission on May 7, 2002, and is incorporated herein by reference.

10.18	Stipulation of Termination of Property and Liability Reinsurance Agreement with National Reinsurance Corporation effective May 1, 1996, filed with Registrant’s Report on Form S-2 Amendment No. 1 (No. 333-91362) with the Securities and Exchange Commission on September 6, 2002, and is incorporated herein by reference.

10.19	Multiple Line Excess of Loss Agreement of Reinsurance including Endorsement No. 1 between General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies effective January 1, 2000, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.19(i)	Endorsement No. 2 to the Multiple Line Excess of Loss Agreement of Reinsurance including Endorsement No. 1 (Exhibit 10.19) between General Reinsurance Corporation and Penn-America and Penn-Star Insurance Companies, effective September 1, 2001, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.20	Property and Casualty Excess of Loss Reinsurance Agreement between American Re-Insurance Company and Penn-America and Penn-Star Insurance Companies effective September 1, 2001, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.20(i)	Property and Casualty Excess of Loss Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Reinsurance Company, effective January 1, 2003, filed with Registrant’s Report on Form 10-Q for the period ended March 31, 2003, and is incorporated herein by reference.

10.20(ii)	Endorsement to Property and Casualty Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective May 1, 2003 to December 31, 2003, filed with Registrant’s Report on Form 10-Q for the period ended September 30, 2003, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.21	General Liability and Commercial Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective September 1, 2001, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.21(i)	Endorsement No. 1 to General Liability and Commercial Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective September 1, 2001, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.21(ii)	Endorsement No. 2 to General Liability and Commercial Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective January 1, 2003, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.21(iii)	Endorsement No. 3 to General Liability and Commercial Umbrella Liability Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective June 1, 2003, filed with the Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.22	Certified Terrorism Loss Aggregate Quota Share Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective January 1, 2003 to December 31, 2004, filed with Registrant’s Report on Form 10-Q for the period ended June 30, 2003, and is incorporated herein by reference.

10.23	Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated January 17, 2000, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(i)	Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated March 10, 2000, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(ii)	Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Jon S. Saltzman and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated September 19, 2000, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.23(iii)	Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between J. Ransley Lennon and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated February 16, 2000, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(iv)	Amended and Restated Promissory Note and Security Agreement effective January 2, 2001, between Garland P. Pezzuolo and Penn-America Insurance Company which amends and restates in its entirety, including any amendments thereto, the Promissory Note and Security Agreement dated February 11, 2000, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(v)	Promissory Note and Security Agreement effective March 9, 2001, between Joseph F. Morris and Penn-America Insurance Company, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(vi)	Promissory Note and Security Agreement effective March 28, 2001, between Joseph F. Morris and Penn-America Insurance Company, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

10.23(vii)	Promissory Note and Security Agreement effective March 9, 2001, between Garland P. Pezzuolo and Penn-America Insurance Company, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(viii)	Promissory Note and Security Agreement effective February 16, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(ix)	Promissory Note and Security Agreement effective February 23, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(x)	Promissory Note and Security Agreement effective February 27, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

10.23(xi)	Promissory Note and Security Agreement effective March 21, 2001, between Thomas P. Bowie and Penn-America Insurance Company, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2001, which has been filed with the Securities and Exchange Commission on March 28, 2002, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
11	Statement re: computation of per share earnings is included in Note 2 to the Consolidated Financial Statements, in Item 8, “Financial Statements and Supplementary Data”, of this report on Form 10-K.

14	Code of Ethics

21	Subsidiaries of Penn-America Group, Inc.

23.1	Consent of Independent Auditors

23.2	Independent Auditors’ Consent – Issued by Predecessor Auditor

28.2	Credit Agreement among Registrant, Certain Lenders and First Union National Bank dated September 28, 1998, filed with the Securities and Exchange Commission, filed with the Registrant’s Report on Form 10-K for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

28.3	First Amendment to Credit Agreement, dated May 12, 1999, among registrant, certain lenders and First Union National Bank, dated September 28, 1998, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

28.4	Second Amendment to Credit Agreement, dated August 26, 1999, among registrant, certain lenders and First Union National Bank, dated September 28, 1998, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

28.5	Third Amendment to Credit Agreement, dated March 15, 2000, among registrant, certain lenders and First Union National Bank, dated September 28, 1998, filed with Registrant’s Report on Form 10-K for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

28.6	Notice of Termination of Credit Agreement, dated July 31, 2000, among Registrant, Certain Lenders, and First Union National Bank, parties to the Credit Agreement dated September 28, 1998, filed with the Registrant’s Report on Form 10-K for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission, and is incorporated herein by reference.

30.1	Reinsurance Pooling Agreement between Penn-America Insurance Company and Penn-Star Insurance Company dated July 1, 1998, filed as Exhibit 30.0 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1998, which was filed with the Commission on March 26, 1999, and is incorporated herein by reference.

30.1(i)	Amendment No.1 to Reinsurance Pooling Agreement dated July 1, 1998, effective July 1, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

30.1(ii)	Amendment No.2 to Reinsurance Pooling Agreement dated July 1, 1998, effective December 31, 2002, filed with Registrant’s Report on Form 10-K for the period ended December 31, 2002, and is incorporated herein by reference.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Penn-America Corporation dated March 9, 2004 in accordance with 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.