Form 10-Q
period 2004-03-31
PENN AMERICA GROUP INC
filed 2004-05-07
CIK 910110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 022316

PENN-AMERICA GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2731409
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

420 S. York Road, Hatboro, PA 19040
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (215) 443-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  x     No

As of May 3, 2004, the registrant had 14,765,741 shares of common stock, $0.01 par value, outstanding.

Penn-America Group, Inc. and Subsidiaries

Penn-America Group, Inc. and Subsidiaries Consolidated Balance Sheets
(In thousands, except share data)	(Unaudited) March 31, 2004	December 31, 2003

Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost 2004, $310,186;
2003, $315,509)	$320,569	$323,230
Held to maturity, at amortized cost (fair value 2004, $291;
2003, $293)	275	275
Equity securities, at fair value (cost 2004, $27,949; 2003, $10,048)	27,507	10,194

Total investments	348,351	333,699
Cash and cash equivalents	15,542	11,976
Accrued investment income	3,501	3,615
Premiums receivable (net of allowances of $750 for 2004 and 2003)	24,627	19,382
Reinsurance recoverable	40,500	37,996
Prepaid reinsurance premiums	13,369	13,409
Deferred policy acquisition costs	18,652	17,091
Capital lease, affiliate	1,470	1,492
Deferred income taxes	4,069	3,983
Other assets	1,192	1,231

Total assets	$471,273	$443,874

Liabilities & Stockholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$190,591	$174,882
Unearned premiums	100,196	92,205
Accounts payable and accrued expenses	7,468	8,983
Capitalized lease obligation, affiliate	1,231	1,273
Junior subordinated debentures	30,000	30,000
Income tax payable	2,351	633
Other liabilities	3,358	5,088

Total liabilities	335,195	313,064

Commitments and Contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
None issued	---	---
Common stock, $.01 par value; authorized 20,000,000 shares;
issued and outstanding 2004 and 2003, 14,765,052 and
14,743,698 shares, respectively	148	147
Additional paid-in capital	72,708	72,416
Accumulated other comprehensive income	6,213	5,027
Retained earnings	57,777	54,005
Officers' stock loans	(569)	(569)
Unearned compensation from restricted stock awards	(199)	(216)

Total stockholders' equity	136,078	130,810

Total liabilities and stockholders' equity	$471,273	$443,874

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)
	Three months ended March 31,

(In thousands, except share data)	2004	2003

Revenues
Premiums earned	$47,455	$34,365
Net investment income	3,487	3,213
Net realized investment gain	556	714

Total revenues	51,498	38,292

Losses and expenses
Losses and loss adjustment expenses	30,250	22,012
Amortization of deferred policy acquisition costs	11,682	8,617
Other underwriting expenses	2,074	2,046
Corporate expenses	261	185
Interest expense	505	304

Total losses and expenses	44,772	33,164

Income before income tax	6,726	5,128
Income tax expense	2,068	1,554

Net income	$4,658	$3,574

Net income per share
Basic	$0.32	$0.24
Diluted	$0.31	$0.24

Weighted average shares outstanding
Basic	14,753,594	14,591,096
Diluted	14,994,449	14,798,913

Cash dividend per share	$0.06	$0.04375

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statement of Stockholders' Equity Three Months Ended March 31, 2004 (Unaudited)

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Officers’ Stock Loans	Unearned Compensation From Restricted Stock Awards	Total Stockholders’ Equity

Balance at December 31, 2003	$147	$72,416	$5,027	$54,005	$(569)	$(216)	$130,810
Net income	---	---	---	4,658	---	---	4,658
Other comprehensive gain:
Unrealized gain on investments,
net of tax and reclassification
adjustment	---	---	1,348	---	---	---	1,348
Unrealized loss on cash flow
hedging instrument, net of tax	---	---	(162)	---	---	---	(162)

Comprehensive income							5,844

Issuance of common stock	1	273	---	---	---	---	274
Compensation expense on stock
options	---	19	---	---	---	---	19
Amortization of unearned
compensation from restricted
stock awards issued	---	---	---	---	---	17	17
Cash dividend paid
($0.06 per share)	---	---	---	(886)	---	---	(886)

Balance at March 31, 2004	$148	$72,708	$6,213	$57,777	$(569)	$(199)	$136,078

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,

(In thousands)	2004	2003

Cash flows from operating activities:
Net income	$4,658	$3,574
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization/accretion and depreciation
expense, net	663	365
Net realized investment gain	(556)	(714)
Deferred income tax benefit	(724)	(8)
Net (increase) decrease in premiums receivable,
prepaid reinsurance premiums and
unearned premiums	2,786	(1,868)
Net increase in unpaid losses and loss adjustment
expenses and reinsurance recoverable	13,205	5,669
Change in:
Accrued investment income	114	225
Deferred policy acquisition costs	(1,561)	293
Income tax payable	1,718	1,562
Other assets	(9)	4
Accounts payable and accrued expenses	(1,515)	(1,183)
Other liabilities	(3,020)	(1,879)

Net cash provided by operating activities	15,759	6,040

Cash flows from investing activities:
Purchases of equity securities	(20,667)	---
Purchases of fixed maturities available for sale	(35,526)	(62,496)
Proceeds from sales of equity securities	2,845	6,447
Proceeds from sales of fixed maturities available for sale	23,043	33,825
Proceeds from maturities or calls of fixed maturities
available for sale	17,726	13,138
Proceeds from maturities and calls of fixed maturities
held to maturity	---	686
Increase in payable for investment purchases	1,040	---

Net cash used by investing activities	(11,539)	(8,400)

Cash flows from financing activities:
Issuance of common stock	274	379
Principal payments on capital lease obligations, affiliate	(42)	(39)
Dividends paid	(886)	(639)

Net cash used by financing activities	(654)	(299)

Increase (decrease) in cash and cash equivalents	3,566	(2,659)
Cash and cash equivalents, beginning of period	11,976	9,796

Cash and cash equivalents, end of period	$15,542	$7,137

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Penn-America Group, Inc. (“PAGI”) is an insurance holding company. Penn Independent Corporation (“Penn Independent”) owned approximately 31% of the outstanding common stock of PAGI at March 31, 2004. The accompanying condensed unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of PAGI and its wholly owned subsidiary, Penn-America Insurance Company (“Penn-America”), and its wholly owned subsidiary, Penn-Star Insurance Company (“Penn-Star”), (collectively the “Company”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these condensed unaudited consolidated financial statements and notes be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

PAGI’s wholly-owned business trust subsidiaries, Penn-America Statutory Trust I and Penn-America Statutory Trust II, are not consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”). PAGI guarantees all obligations of these business trust subsidiaries with respect to distributions and payments of the Trust Preferred Securities. The sole assets of the Company’s business trust subsidiaries are junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities.

Note 2 Reinsurance

Premiums earned are presented net of amounts ceded to reinsurers of $8,629,000 and $6,200,000 for the three months ended March 31, 2004 and 2003, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $8,117,000 and $3,869,000 for the three months ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, the Company recorded a reinsurance recoverable of $5,000,000 relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer.

Note 3 Comprehensive Income

For the three months ended March 31, 2004, comprehensive income was $5,844,000, which consisted of net income of $4,658,000 and other comprehensive gain of $1,186,000 related to a net unrealized gain on investments and an unrealized loss on a cash flow hedging instrument. For the three months ended March 31, 2003, comprehensive income was $3,372,000, which consisted of net income of $3,574,000 and other comprehensive loss of $202,000 related to net unrealized losses on investments and a cash flow hedging instrument.

Note 4 Net Income Per Share

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

	Three months ended March 31,

(In thousands, except share data)	2004	2003

Basic per share computation:
Net income	$4,658	$3,574
Weighted average common shares outstanding	14,753,594	14,591,096
Basic net income per share	$0.32	$0.24

Diluted per share computation:
Net income	$4,658	$3,574
Weighted average common shares outstanding	14,753,594	14,591,096
Additional shares outstanding after the assumed
exercise of options by applying the
treasury stock method	240,855	207,817

Total shares	14,994,449	14,798,913

Diluted net income per share	$0.31	$0.24

Note 5 Segment Information

The Company has one reportable segment that consists of its commercial property and casualty lines of business. In 1999, the Company exited the non-standard personal automobile line of business and announced that it would run-off its remaining portfolio of such business. For the three months ended March 31, 2004 and 2003, amounts relating to the non-standard personal automobile business were not material to the financial statements presented, and therefore, are not presented separately.

Note 6 Unpaid Losses and Loss Adjustment Expenses

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

The Company did not record any incurred losses and loss adjustment expenses attributable to events of prior years in the first quarter of 2004.

In 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At March 31, 2004, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

Note 7 Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Penn-America Group, Inc. (“PAGI”) and subsidiaries (collectively “Penn-America” or the “Company”) should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in Item 1, “Financial Information”, of this report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are not statements of historical fact, and involve risks and uncertainties which could cause actual results to differ materially from those expected. The risks and uncertainties include, but are not limited to, those in the section entitled "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Key Financial Measures. The Company utilizes a number of financial measures to evaluate its operating performance and financial condition. The Company’s overall financial goal is to produce a 12 to 15 percent return on equity (“ROE”) over the long-term. For the twelve months ended March 31, 2004, ROE was 13.9 percent. The Company calculates ROE by dividing net income by average stockholders’ equity. The following table summarizes ROE for each year in the ten-year period ended December 31, 2003:

	Year ended December 31,

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Return on Equity	13.5%	11.8%	6.4%	(6.3)%	1.6%	8.8%	15.2%	18.2%	18.6%	12.3%

The Company’s philosophy has been to distribute a portion of the ROE it generates through cash dividends to stockholders. Cash dividend per share increased to $0.06 in the first quarter of 2004, compared with $0.05375 in the fourth quarter of 2003 and $0.04375 in the first quarter of 2003. Through March 31, 2004, the Company has paid cash dividends to stockholders in 36 consecutive quarters totaling over $14.8 million.

The remainder of the ROE generated by the Company is invested in growing the book value per share of the Company. Book value per share increased 3.9% in the first quarter of 2004 to $9.22 from $8.87 at December 31, 2003. Book value per share is calculated by dividing stockholders’ equity by outstanding common shares.

The Company utilizes other financial measures to evaluate its operating performance, such as gross written premiums, operating income, GAAP underwriting income, GAAP combined ratio, net income and cash flows provided by operations. These additional financial measures are more fully described in Results of Operations and Liquidity and Capital Resources in this discussion and analysis.

This discussion and analysis consists of the following components:

•	Results of Operations
•	Critical Accounting Estimates and Policies
•	Reinsurance
•	Investments
•	Liquidity and Capital Resources

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Premiums earned increased 38.1% to $47.5 million for 2004 compared with $34.4 million for 2003 due to the growth in net written premiums over the last 12 months.

Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 58.6% to $64.1 million for 2004, compared with $40.4 million for 2003. The increase was attributable to growth in new business and premium rate increases.

Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased 34.2% to $8.6 million for 2004 compared with $6.4 million for 2003. The increase in ceded written premiums was due primarily to growth in gross written premiums partially offset by lower reinsurance rates on its multiple-line excess of loss reinsurance treaty. These lower rates are primarily due to an increase in Company’s reinsurance retention on its property lines of business from $300,000 per risk in 2003 to $500,000 per risk in 2004.

Net written premiums, which are gross written premiums less ceded written premiums, increased 63.2% to $55.5 million compared with $34.0 million for 2003. The increase in net written premiums was slightly higher than the increase in gross written premiums due to lower reinsurance costs.

Net investment income increased to $3.5 million for 2004 compared with $3.2 million for 2003, due primarily to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

Net realized investment gain was $0.6 million for 2004 compared with $0.7 million for 2003. The net realized investment gain for 2004 was primarily attributable to the sale of certain of the Company’s fixed-maturity investments. The net realized investment gain for 2003 was primarily attributable to the sale of certain of the Company’s fixed-maturity investments and all of the Company’s then existing common stock investments.

Losses and loss adjustment expenses increased 37.4% to $30.3 million for 2004 compared with $22.0 million for 2003. The increase is primarily due to growth in premiums earned, as the loss ratio improved slightly to 63.7 for 2004 from 64.1 for 2003. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned.

Amortization of deferred policy acquisition costs (“ADAC”) increased 35.6% to $11.7 million for 2004 from $8.6 million for 2003, primarily due to the growth in premiums earned.

Other underwriting expenses increased 1.4% to $2.1 million for 2004 from $2.0 million for 2003.

The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 92.7 for 2004 from 95.1 for 2003. The loss ratio improved to 63.7 for 2004 from 64.1 for 2003. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 29.0 for 2004 from 31.0 for 2003. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

Underwriting income increased to $3.4 million for 2004 from $1.7 million for 2003. Underwriting income is a non-GAAP financial measure used by the Company, among other measures, to evaluate the performance of its underwriting operations. Underwriting income is equal to premiums earned less losses and loss adjustment expenses, ADAC and other underwriting expenses. The improvement in underwriting income for 2004 was due to growth in earned premiums and improvement in the GAAP combined ratio.

Interest expense increased to $0.5 million for 2004 from $0.3 million for 2003, primarily due to interest expense on the Company’s junior subordinated debentures issued in May, 2003.

Income tax expense increased to $2.1 million for 2004 from $1.6 million for 2003. This increase was due primarily to improved underwriting profitability.

Operating income increased to $4.3 million or $0.29 per share (basic and diluted) for 2004 from $3.1 million or $0.21 per share (basic and diluted) for 2003. Operating income is calculated by subtracting net realized investment gain, after taxes, from net income. Operating income is a non-GAAP financial measure used by the Company, among other measures, to evaluate its performance because the realization of net realized investment gains or losses in a given period is largely discretionary as to timing and could distort the comparability of results. The increase in operating income in 2004 was due to the improvement in underwriting income, after taxes, and growth of investment income, after taxes.

The factors described above resulted in net income for 2004 of $4.7 million or $0.32 per basic share and $0.31 per diluted share, compared with $3.6 million or $0.24 per share (basic and diluted) for 2003.

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

The Company has identified that the establishment of reserves for unpaid losses and loss adjustment expenses and the valuation of certain investments are critical accounting estimates because they involve a high degree of judgment. Although variability is inherent in these estimates, the Company believes the amounts provided in its financial statements are appropriate based upon the facts available at the time. For information related to the valuation of investments, see the section entitled “Investments” in this discussion and analysis beginning on page 15.

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

The establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified. The Company regularly analyzes its reserves and reviews pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves, as required by Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, are recorded in the period that the change in these estimates is made. The Company does not discount its loss reserves.

Unpaid losses and loss adjustment expenses increased 9.0% to $190.6 million at March 31, 2004 from $174.9 million at December 31, 2003. The Company did not record any incurred losses and loss adjustment expenses attributable to events of prior years in the first quarter of 2004.

In 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At March 31, 2004, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

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

The Company’s principal reinsurance treaties include multiple-line excess of loss, umbrella quota share and property catastrophic loss.

Multiple-Line Excess of Loss. The Company’s multiple-line excess of loss reinsurance treaty is placed with American Reinsurance Company (“American Re”), part of the Munich Re Group. American Re has an A.M. Best rating of “A+” (Superior). The following is a summary of the Company’s multiple-line excess of loss reinsurance treaty for 2004:

Line of Business	Company Policy Limit	Reinsurance Coverage / Company Retention

Commercial property	$2,000,000 per risk	$1,500,000 per risk / $4,500,000 per occurrence in excess of $500,000 per risk

Commercial general liability	$3,000,000 per occurrence	$2,500,000 per occurrence in excess of $500,000 per occurrence

The Company’s combined retention for any one loss resulting from a common occurrence involving both the commercial property and commercial general liability coverage on a single risk is $500,000. The Company’s multiple-line excess of loss treaty reinsurer also provides reinsurance coverage of $10,000,000 per occurrence/aggregate for extra-contractual obligations, losses in excess of policy limits, loss adjustment expenses and liability resulting from two or more of the Company’s insureds from the same occurrence.

Umbrella Quota Share. The Company offers umbrella liability policies up to $5.0 million per occurrence. For policies where the Company writes the primary general liability, 90% of policy limits up to $1.0 million per occurrence and 100% of policy limits up to $4.0 million in excess of $1.0 million per occurrence are reinsured with American Re. For policies where another insurer writes the primary general liability, 85% of policy limits up to $1.0 million per occurrence, 90% of policy limits up to $1.0 million in excess of $1.0 million per occurrence and 100% of policy limits up to $3.0 million in excess of $2.0 million per occurrence are reinsured with American Re.

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

Reinsurance Recoverable. The Company’s reinsurance recoverable increased to $40.5 million as of March 31, 2004, compared with $38.0 million as of December 31, 2003. This increase was due primarily to the growth in unpaid losses and loss adjustment expenses, which increased 9.0% to $190.6 million as of March 31, 2004 from $174.9 million at December 31, 2003. The following table summarizes the Company’s outstanding reinsurance recoverable, net of a $150,000 allowance for doubtful accounts, as of March 31, 2004, by reinsurer:

(Dollars in thousands)	A.M Best Rating	Amount Reflected on Balance	Percentage of Reinsurance Recoverable

American Re	"A+" (Superior)	$24,217	59.8%
General Re	"A++" (Superior)	15,247	37.6
Other reinsurers	---	1,036	2.6

		$40,500	100.0%

As of March 31, 2004, the Company recorded a reinsurance recoverable of $5,000,000 relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer.

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

Total cash and investments increased 5.3% to $363.9 million at March 31, 2004 from $345.7 million at December 31, 2003. This increase resulted primarily from net cash provided by operating activities of $15.8 million for 2004. Total cash and investments of $363.9 million at March 31, 2004 consisted of $320.9 million in fixed-maturity securities, $27.5 million in equity securities, consisting of preferred stocks, common stocks and a mutual fund invested in adjustable rate mortgages, and $15.5 million in cash.

The following summarizes the classifications of the Company’s cash and investments at March 31, 2004:

(Dollars in thousands)	Fair Value	Amount Reflected on Balance Sheet	Percentage of Cash and Investments

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations
of U.S. government agencies	$17,613	$17,613	4.8%
Corporate securities	95,825	95,825	26.3
Mortgage-backed securities	89,315	89,315	24.6
Other-structured securities	23,436	23,436	6.5
Municipal securities	94,380	94,380	25.9

Total available for sale	320,569	320,569	88.1

Held to maturity:
U.S. Treasury securities and obligations
of U.S. government agencies	26	25	---
Corporate securities	265	250	0.1

Total held to maturity	291	275	0.1

Total fixed-maturity securities	320,860	320,844	88.2
Equity securities	27,507	27,507	7.5
Cash	15,542	15,542	4.3

Total cash and investments	$363,909	$363,893	100.0%

The Company’s fixed-maturity portfolio of $320.9 million was 88.2% of the total cash and investments as of March 31, 2004. Of the fixed-maturity portfolio, 95.2% of the securities were rated “A” or better by Standard & Poor’s. Standard & Poor’s rates publicly traded securities in 20 categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating.

The quality of the fixed-maturity portfolio at March 31, 2004 was as follows:

Standard and Poor's Rating	Percentage of Fixed-Maturity Portfolio

"AAA"	57.7%
"AA"	16.8
"A"	20.7
"BBB"	4.5
Below "BBB"	0.3

100.0%

As of March 31, 2004, the investment portfolio contained $112.8 million of mortgage-backed, asset-backed and collateralized mortgage obligations. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no investments in real estate or mortgage loans in its investment portfolio as of March 31, 2004.

As of March 31, 2004, the Company’s investment portfolio contained corporate fixed-maturities, common stocks and preferred stocks with a market value of $118.3 million. A summary of these securities by industry segment was as follows:

Industry Segment	Percentage of Corporate Fixed-Maturity, Common Stock and Preferred Stock Portfolio

Consumer, non-cyclical	26.3%
Financial institutions	23.3
Utilities	17.9
Communications	10.4
Consumer, cyclical	8.0
Industrial	6.8
Energy	3.9
Basic materials	2.8
Technology	0.6

100.0%

The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company’s ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of March 31, 2004:

				Gross Unrealized Losses

(Dollars in thousands)	Number of Securities	Fair Value	Book Value	Total	Six Months or Less	Between Seven Months and One Year	Greater than One Year

Fixed-maturity securities	32	$33,938	$34,184	$246	$91	$134	$21
Equity securities	23	18,391	19,204	813	809	4	--

				$1,059	$900	$138	$21

As of March 31, 2004, the Company’s fixed-maturity investment portfolio had thirty-two (32) securities with $246,000 of gross unrealized losses. No single issuer had a gross unrealized loss position greater than $25,000 or 2.5% of its original cost.

As of March 31, 2004, the Company held twenty-three (23) equity securities, consisting primarily of common stocks purchased by the Company in the first quarter of 2004.

Liquidity and Capital Resources

Capital Resources. PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. At March 31, 2004, PAGI’s capital structure consisted of common stockholders’ equity of $136.1 million and junior subordinated debentures of $30.0 million. The following table summarizes the capital resources:

(In thousands)	March 31, 2004	December 31, 2003

Stockholders' equity	$136,078	$130,810
Junior subordinated debentures	30,000	30,000

Total capital	$166,078	$160,810

Stockholders’ equity increased 4.0% to $136.1 million at March 31, 2004, compared with $130.8 million at December 31, 2003 due primarily to net income of $4.7 million for the first quarter of 2004.

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

The Company’s insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2004 is $12,196,000. For the three months ended March 31, 2004, there were no dividends paid by Penn-America Insurance Company to PAGI. Penn-America Insurance Company’s ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and statutory surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to PAGI. As of March 31, 2004, Penn-America Insurance Company’s statutory surplus was $125,125,000, and included unassigned surplus of $39,585,000.

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

Net cash provided by operating activities increased to $15.8 million for the three months ended March 31, 2004 from $6.0 million for the three months ended March 31, 2003. This growth is due primarily to the increase of cash received from collections of premiums in excess of the increase of losses and loss adjustment expenses paid in 2004.

Net cash used by financing activities was $654,000 for the three months ended March 31, 2004 as compared with $299,000 for the three months ended March 31, 2003.

As a result of cash provided by operating activities, cash used by investing activities was $11.5 million for the three months ended March 31, 2004, compared with $8.4 million for the three months ended March 31, 2003.

The Company continually evaluates its short and long-term liquidity. The Company has generated positive cash flows from operations and acquired capital resources to support its liquidity. The Company believes that cash flows from operations and strategy of matching its investment maturities with liability durations will continue to support its short-term and long-term liquidity.

Contractual Obligations. The Company's contractual obligations have not materially changed from that identified at December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential economic loss principally arising from adverse changes in the market value of financial instruments. The major component of market risk affecting the Company is interest rate risk related to its investment portfolio.

Interest Rate Risk. Interest rate risk is the Company’s underlying exposure to an economic loss from changes in market interest rates. The Company’s investment portfolio included fixed-maturity securities, preferred stocks and a mutual fund invested in adjustable rate mortgages with a market value of $329.6 million at March 31, 2004 that is subject to interest rate risk. The Company manages its exposure to interest rate risk on investments through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the Company’s liability and capital position.

The Company’s market risk associated with exposure to interest rate risk has not materially changed from that identified at December 31, 2003.

Equity Price Risk. As of March 31, 2004 the Company’s investments in equity securities consist of common stocks of $18.7 million, preferred stocks of $3.5 million and a mutual fund invested is adjustable rate mortgages of $5.3 million. The market value of the Company’s investments in preferred stocks and a mutual fund invested in adjustable rate mortgages totaling $8.8 million are primarily affected by changes in interest rates. The Company’s exposure to equity price risk is primarily attributable to its investments in common stocks of $18.7 million, which were acquired in the first quarter of 2004.

The table below illustrates the sensitivity of the market value of the Company’s investments in common stocks to selected hypothetical changes in market prices as of March 31, 2004. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on the market value of the Company’s investments in common stocks and stockholders’ equity.

	Estimated Market Value of	Estimated Change in	Hypothetical Percentage Increase (Decrease) in Stockholders’
(Dollars in thousands)	Common Stocks	Market Value	Equity

20% price increase	$22,463	$3,744	1.8%
10% price increase	20,591	1,872	0.9
No change	18,719	--	--
10% price decrease	16,847	(1,872)	(0.9)
20% price decrease	14,975	(3,744)	(1.8)

Item 4. Controls and Procedures

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

PART II

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote by Security Holders - None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

An Exhibit Index has been filed as part of this report on page E-1

(b) Reports on Form 8-K

On January 28, 2004, the Company filed a current report on Form 8-K announcing that the Company released its earnings for the fourth quarter and year end 2004.

On February 3, 2004, the Company filed a current report on Form 8-K announcing the availability of materials presented by Jon S. Saltzman, President and CEO and Joseph F. Morris, Sr. Vice President, CFO and Treasurer at the Eleventh Annual Emerald Groundhog Day Investment Forum.

On March 1, 2004, the Company filed a current report on Form 8-K announcing the availability of the Annual Statements for its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company’s web-site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

On March 31, 2004, the Company filed a current report on Form 8-K announcing the availability of the Combined Annual Statement for its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company’s web-site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penn-America Group, Inc.

Date: May 7, 2004	By: /s/ Jon S. Saltzman
Jon S. Saltzman
President and
Chief Executive Officer

By: /s/ Joseph F. Morris
Joseph F. Morris
Senior Vice President,
Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Standard Executive Change-in-Control Employment Continuation Agreement.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Penn-America Group, Inc. dated May 7, 2004 in accordance with 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1