Form 10-Q
period 2004-06-30
PENN AMERICA GROUP INC
filed 2004-08-05
CIK 910110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, the registrant had 14,775,679 shares of common stock, $0.01 par value, outstanding.

Penn-America Group, Inc. and Subsidiaries

Penn-America Group, Inc. and Subsidiaries Consolidated Balance Sheets
(In thousands, except share data)	(Unaudited) June 30, 2004	December 31, 2003

Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost 2004, $331,199;
2003, $315,509)	$331,509	$323,230
Held to maturity, at amortized cost (fair value 2004, $286;
2003, $293)	275	275
Equity securities, at fair value (cost 2004, $26,826; 2003, $10,048)	26,493	10,194

Total investments	358,277	333,699
Cash and cash equivalents	12,592	11,976
Accrued investment income	3,469	3,615
Premiums receivable (net of allowances of $825 for 2004 and $750 for 2003)	26,800	19,382
Reinsurance recoverable	39,518	37,996
Prepaid reinsurance premiums	12,789	13,409
Deferred policy acquisition costs	20,116	17,091
Capital lease, affiliate	1,448	1,492
Deferred income taxes	8,581	3,983
Other assets	1,076	1,231

Total assets	$484,666	$443,874

Liabilities & Stockholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$200,112	$174,882
Unearned premiums	106,015	92,205
Accounts payable and accrued expenses	7,277	8,983
Capitalized lease obligation, affiliate	1,189	1,273
Junior subordinated debentures	30,000	30,000
Income tax payable	53	633
Other liabilities	5,528	5,088

Total liabilities	350,174	313,064

Commitments and Contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
None issued	---	---
Common stock, $.01 par value; authorized 2004 and 2003, 30,000,000 and 20,000,000 shares, respectively; issued and outstanding 2004
and 2003, 14,775,679 and 14,743,698 shares, respectively	148	147
Additional paid-in capital	72,858	72,416
Accumulated other comprehensive income (loss)	(121)	5,027
Retained earnings	61,790	54,005
Officers' stock loans	---	(569)
Unearned compensation from restricted stock awards	(183)	(216)

Total stockholders' equity	134,492	130,810

Total liabilities and stockholders' equity	$484,666	$443,874

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,

(In thousands, except share data)	2004	2003	2004	2003

Revenues
Premiums earned	$50,634	$36,295	$98,089	$70,660
Net investment income	3,544	3,244	7,031	6,457
Net realized investment gain	164	431	720	1,145

Total revenues	54,342	39,970	105,840	78,262

Losses and expenses
Losses and loss adjustment expenses	29,284	22,185	59,534	44,197
Amortization of deferred policy acquisition costs	12,910	9,073	24,592	17,690
Other underwriting expenses	4,276	2,326	6,350	4,372
Corporate expenses	278	234	539	419
Interest expense	506	409	1,011	713

Total losses and expenses	47,254	34,227	92,026	67,391

Income before income tax	7,088	5,743	13,814	10,871
Income tax expense	2,188	1,744	4,256	3,298

Net income	$4,900	$3,999	$9,558	$7,573

Net income per share
Basic	$0.33	$0.27	$0.65	$0.52
Diluted	$0.33	$0.27	$0.64	$0.51

Weighted average shares outstanding
Basic	14,770,836	14,636,147	14,762,215	14,613,746
Diluted	15,004,828	14,905,122	14,999,639	14,852,142

Cash dividend per share	$0.06	$0.04375	$0.12	$0.0875

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statement of Stockholders' Equity Six Months Ended June 30, 2004 (Unaudited)

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Officers’ Stock Loans	Unearned Compensation From Restricted Stock Awards	Total Stockholders’ Equity

Balance at December 31, 2003	$147	$72,416	$5,027	$54,005	$(569)	$(216)	$130,810
Net income	---	---	---	9,558	---	---	9,558
Other comprehensive loss:
Unrealized loss on investments,
net of tax and reclassification
adjustment	---	---	(5,129)	---	---	---	(5,129)
Unrealized loss on cash flow
hedging instrument, net of tax	---	---	(19)	---	---	---	(19)

Comprehensive income							4,410

Issuance of common stock	1	398	---	---	---	---	399
Compensation expense on stock
options	---	44	---	---	---	---	44
Amortization of unearned
compensation from restricted
stock awards issued	---	---	---	---	---	33	33
Forgiveness of officers' stock loans	---	---	---	---	569	---	569
Cash dividend paid
($0.12 per share)	---	---	---	(1,773)	---	---	(1,773)

Balance at June 30, 2004	$148	$72,858	$(121)	$61,790	---	$(183)	$134,492

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,

(In thousands)	2004	2003

Cash flows from operating activities:
Net income	$9,558	$7,573
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization/accretion and depreciation
expense, net	1,372	813
Net realized investment gain	(720)	(1,145)
Deferred income tax benefit	(1,826)	(137)
Net decrease in premiums receivable,
prepaid reinsurance premiums and
unearned premiums	7,012	1,788
Net increase in unpaid losses and loss adjustment
expenses and reinsurance recoverable	23,708	8,719
Change in:
Accrued investment income	146	81
Deferred policy acquisition costs	(3,025)	(1,724)
Income tax recoverable/payable	(580)	219
Other assets	637	67
Accounts payable and accrued expenses	(1,706)	(368)
Other liabilities	(1,264)	(827)

Net cash provided by operating activities	33,312	15,059

Cash flows from investing activities:
Purchases of equity securities	(22,999)	---
Purchases of fixed maturities available for sale	(68,171)	(100,869)
Proceeds from sales of equity securities	6,464	6,697
Proceeds from sales of fixed maturities available for sale	23,043	44,892
Proceeds from maturities or calls of fixed maturities
available for sale	28,751	24,300
Proceeds from maturities and calls of fixed maturities
held to maturity	---	686
Increase in payable for investment purchases	1,674	---

Net cash used by investing activities	(31,238)	(24,294)

Cash flows from financing activities:
Issuance of common stock	399	1,071
Net proceeds from issuance of junior subordinated debentures	---	14,549
Principal payments on capital lease obligations, affiliate	(84)	(77)
Repayment of officers' loans	---	46
Dividends paid	(1,773)	(1,279)

Net cash provided (used) by financing activities	(1,458)	14,310

Increase in cash and cash equivalents	616	5,075
Cash and cash equivalents, beginning of period	11,976	9,796

Cash and cash equivalents, end of period	$12,592	$14,871

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Penn-America Group, Inc. (“PAGI”) is an insurance holding company. Penn Independent Corporation’s wholly-owned subsidiary, PIC Holdings, Inc. (“PIC Holdings”) owned approximately 31% of the outstanding common stock of PAGI at June 30, 2004. On May 19, 2004, Penn-Independent Corporation transferred all of its shares of PAGI’s common stock to PIC Holdings. The accompanying condensed unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of PAGI and its wholly owned subsidiary, Penn-America Insurance Company (“Penn-America”), and its wholly owned subsidiary, Penn-Star Insurance Company (“Penn-Star”) (collectively the “Company”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these condensed unaudited consolidated financial statements and notes be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 2 Reinsurance

Premiums earned are presented net of amounts ceded to reinsurers of $8,491,000 and $6,706,000 for the three months ended June 30, 2004 and 2003, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $5,110,000 and $4,445,000 for the three months ended June 30, 2004 and 2003, respectively.

Premiums earned are presented net of amounts ceded to reinsurers of $17,120,000 and $12,906,000 for the six months ended June 30, 2004 and 2003, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $13,227,000 and $8,314,000 for the six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, the Company had a remaining reinsurance recoverable of $1,100,000 relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer. The Company believes that resolution of this reinsurance recoverable will not have a material adverse impact on its results of operations.

Note 3 Comprehensive Income (Loss)

For the three months ended June 30, 2004, comprehensive loss was $1,434,000, which consisted of net income of $4,900,000 and other comprehensive loss of $6,334,000 related to net unrealized loss on investments and a cash flow hedging instrument. For the three months ended June 30, 2003, comprehensive income was $6,051,000, which consisted of net income of $3,999,000 and other comprehensive gain of $2,052,000 related to net unrealized gain on investments and an unrealized loss on a cash flow hedging instrument.

For the six months ended June 30, 2004, comprehensive income was $4,410,000, which consisted of net income of $9,558,000 and other comprehensive loss of $5,148,000 related to net unrealized loss on investments and a cash flow hedging instrument. For the six months ended June 30, 2003, comprehensive income was $9,423,000, which consisted of net income of $7,573,000 and other comprehensive gain of $1,850,000 related to net unrealized gain on investments and an unrealized loss on a cash flow hedging instrument.

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

	Three months ended June 30,		Six months ended June 30,

(In thousands, except share data)	2004	2003	2004	2003

Basic per share computation:
Net income	$4,900	$3,999	$9,558	$7,573
Weighted average common shares
outstanding	14,770,836	14,636,147	14,762,215	14,613,746

Basic net income per share	$0.33	$0.27	$0.65	$0.52

Diluted per share computation:
Net income	$4,900	$3,999	$9,558	$7,573
Weighted average common shares
outstanding	14,770,836	14,636,147	14,762,215	14,613,746
Additional shares outstanding
after the assumed exercise of
options by applying the treasury
stock method	233,992	268,975	237,424	238,396

Total shares	15,004,828	14,905,122	14,999,639	14,852,142

Diluted net income per share	$0.33	$0.27	$0.64	$0.51

Note 5 Segment Information

The Company has one reportable segment that consists of its commercial property and casualty lines of business. In 1999, the Company exited the non-standard personal automobile line of business and announced that it would run-off its remaining portfolio of such business. For the three and six months ended June 30, 2004 and 2003, amounts relating to the non-standard personal automobile business were not material to the financial statements presented, and therefore, are not presented separately.

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

During the first six months of 2004, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $1,500,000. This increase consisted of an increase in the Company’s estimate for the commercial casualty lines of business by $4,000,000 relating primarily to accident years 1997 through 2000, partially offset by a decrease in the Company’s estimate for the commercial property lines of business by $2,500,000 relating primarily to the 2003 accident year.

In 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At June 30, 2004, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

Note 7 Commitments and Contingencies

The Company’s insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. The Company is involved in no other pending or threatened legal or administrative proceedings which management believes might have a material adverse effect on the Company’s financial condition or results of operations.

Note 8 Officers’ Stock Loans

In May 2004, the Company’s board of directors forgave officers’ stock loans in consideration of the Company’s strong financial results and in recognition that no long-term equity compensation plan was in place over the last two fiscal years. The Company recorded compensation expense of $1,200,000, which is included in other underwriting expenses in the consolidated statements of operation for the three and six months ended June 30, 2004. This compensation expense consisted of $569,000 for the principal amounts of the loans, $140,000 for the accrued interest on the loans and $491,000 for cash bonuses granted to these officers’ to compensate them for their federal, state and local tax obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Penn-America Group, Inc. (“PAGI”) and subsidiaries (collectively “Penn-America” or the “Company”) should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in Item 1, “Financial Information”, of this report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are not statements of historical fact, and involve risks and uncertainties which could cause actual results to differ materially from those expected. The risks and uncertainties include, but are not limited to, those in the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Penn-America distributes its insurance products through a small network of sixty-five (65) high-quality wholesale general agents who serve the needs of the more than 30,000 retail insurance brokers who work directly with Penn-America insureds. Penn-America has about one-half the number of general agents as its nearest competitor. By maintaining strong relationships with a small, select group of agents, a relationship with Penn-America offers true “franchise value” to each general agent by providing relative market exclusivity and a high level of service and support. The Company’s distribution strategy has resulted in strong and consistent growth. From 1992 to 2003, the Company’s commercial gross written premiums grew from $22.6 million to $209.4 million (a 22% annual compounded growth rate). Most of the growth was due to an increase in gross written premiums per agent from $590,000 in 1992 to $3.9 million in 2003.

Key Financial Measures. The Company utilizes a number of financial measures to evaluate its operating performance and financial condition. The Company’s overall financial goal is to produce a 12 to 15 percent return on equity (“ROE”) over the long-term. For the twelve months ended June 30, 2004, ROE was 14.3 percent. The Company calculates ROE by dividing net income by average stockholders’ equity. The following table summarizes ROE for each year in the ten-year period ended December 31, 2003:

	Year ended December 31,

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Return on Equity	13.5%	11.8%	6.4%	(6.3)%	1.6%	8.8%	15.2%	18.2%	18.6%	12.3%

The Company’s philosophy has been to distribute a portion of the ROE it generates through cash dividends to stockholders. Cash dividend per share increased to $0.12 for the six months ended June 30,

2004, compared with $0.0875 for the six months ended June 30, 2003. Through June 30, 2004, the Company has paid cash dividends to stockholders in 37 consecutive quarters totaling over $15.6 million. The remainder of the ROE generated by the Company is invested in growing the book value per share of the Company. Book value per share increased 2.6 % in the first six months of 2004 to $9.10 from $8.87 at December 31, 2003. Book value per share is calculated by dividing stockholders’ equity by outstanding common shares.

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

Results of Operations

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Premiums earned increased 39.5% to $50.6 million for the three months ended June 30, 2004 compared with $36.3 million for the three months ended June 30, 2003 due to the growth in net written premiums over the last 12 months.

Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 19.2% to $64.9 million for the three months ended June 30, 2004 compared with $54.5 million for the three months ended June 30, 2003. The increase was attributable to growth in new business and premium rate increases.

Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, decreased 7.3% to $7.9 million for the three months ended June 30, 2004 compared with $8.5 million for the three months ended June 30, 2003. The decline in ceded written premiums was due primarily to lower reinsurance rates on the Company’s multiple-line excess of loss reinsurance treaty, partially offset by growth in gross written premiums. These lower reinsurance rates were due primarily to an increase in the Company’s reinsurance retention on its property lines of business from $300,000 per risk in 2003 to $500,000 per risk in 2004.

Net written premiums, which are gross written premiums less ceded written premiums, increased 24.2% to $57.0 million for the three months ended June 30, 2004 compared with $45.9 million for the three months ended June 30, 2003. The increase in net written premiums was higher than the increase in gross written premiums due to lower reinsurance costs.

Net investment income increased to $3.5 million for the three months ended June 30, 2004 compared with $3.2 million for the three months ended June 30, 2003, due primarily to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

Net realized investment gain was $0.2 million for the three months ended June 30, 2004 compared with $0.4 million for the three months ended June 30, 2003. The net realized investment gain for the 2004 period was primarily attributable to the sale of certain of the Company’s investments in equity securities. The net realized investment gain for the 2003 period was primarily attributable to the sale of certain of the Company’s fixed-maturity investments.

Losses and loss adjustment expenses increased 32.0% to $29.3 million for the three months ended June 30, 2004 compared with $22.2 million for the three months ended June 30, 2003. The increase was due primarily to growth in premiums earned, as the loss ratio improved to 57.8 for the 2004 period from 61.1 for the 2003 period. The loss ratio is calculated by dividing losses and loss adjustment expenses by premiums earned. The improvement in the loss ratio was primarily attributable to rate increases implemented in 2003 and 2004 and a reduction in catastrophe-related losses to $0.6 million for the 2004 period from $1.1 million for the 2003 period, partially offset by an increase in losses and loss adjustment expenses attributable to insured events of prior years to $1.5 million for the 2004 period from $0.6 million for the 2003 period. For more information regarding the $1.5 million in losses and loss adjustment expenses attributable to insured events of prior years, see the section entitled “Critical Accounting Estimates and Policies” of this discussion and analysis beginning on page 14.

Amortization of deferred policy acquisition costs (“ADAC”) increased 42.3% to $12.9 million for the three months ended June 30, 2004 from $9.1 million for the three months ended June 30, 2003, due primarily to the growth in premiums earned.

Other underwriting expenses increased 83.8% to $4.3 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003, due primarily to expenses related to the forgiveness of officers’ stock loans totaling $1.2 million. For more information regarding the forgiveness of officers’ stock loans, see the section entitled “Executive Loans” in Item 5, “Other Information”, of Part II of this quarterly report on Form 10-Q.

The overall GAAP combined ratio, which is the sum of the loss and expense ratios, improved to 91.7 for the three months ended June 30, 2004 from 92.5 for the three months ended June 30, 2003. The loss ratio improved to 57.8 for 2004 period from 61.1 for the 2003 period. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, increased to 33.9 for the 2004 period from 31.4 for the 2003 period, due primarily to expenses related to the forgiveness of officers’ stock loans totaling $1.2 million. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

Underwriting income increased to $4.2 million for the three months ended June 30, 2004 from $2.7 million for the three months ended June 30, 2003. Underwriting income is a non-GAAP financial measure used by the Company, among other measures, to evaluate the performance of its underwriting operations. Underwriting income is equal to premiums earned less losses and loss adjustment expenses, ADAC and other underwriting expenses. The improvement in underwriting income for the 2004 period was due to growth in earned premiums and improvement in the GAAP combined ratio.

Interest expense increased to $0.5 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003, due primarily to interest expense on the Company’s junior subordinated debentures issued in May 2003.

Income tax expense increased to $2.2 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. This increase was due primarily to improved underwriting profitability.

Operating income increased to $4.8 million or $0.32 per share (basic and diluted) for the three months ended June 30, 2004 from $3.7 million or $0.25 per share (basic and diluted) for the three months ended June 30, 2003. Operating income is calculated by subtracting net realized investment gain, after taxes, from net income. Operating income is a non-GAAP financial measure used by the Company, among other measures, to evaluate its performance because the realization of net realized investment gains or losses in a given period is largely discretionary as to timing and could distort the comparability of results. The increase in operating income for the 2004 period was due to the improvement in underwriting income, after taxes, and growth of investment income, after taxes.

The factors described above resulted in net income of $4.9 million or $0.33 per share (basic and diluted) for the three months ended June 30, 2004 compared with $4.0 million or $0.27 per share (basic and diluted) for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 20, 2003

Premiums earned increased 38.8% to $98.1 million for the six months ended June 30, 2004 compared with $70.7 million for the six months ended June 30, 2003 due to the growth in net written premiums over the last 12 months.

Gross written premiums increased 36.0% to $129.0 million for the six months ended June 30, 2004 compared with $94.9 million for the six months ended June 30, 2003. The increase was attributable to growth in new business and premium rate increases.

Ceded written premiums increased 10.5% to $16.5 million for the six months ended June 30, 2004 compared with $14.9 million for the six months ended June 30, 2003. The increase in ceded written premiums was due primarily to growth in gross written premiums, partially offset by lower reinsurance rates on the Company’s multiple-line excess of loss reinsurance treaty. These lower reinsurance rates were primarily due to an increase in Company’s reinsurance retention on its property lines of business from $300,000 per risk in 2003 to $500,000 per risk in 2004.

Net written premiums increased 40.8% to $112.5 million for the six months ended June 30, 2004 compared with $79.9 million for the six months ended June 30, 2003. The increase in net written premiums was higher than the increase in gross written premiums due to lower reinsurance costs.

Net investment income increased to $7.0 million for the six months ended June 30, 2004 compared with $6.5 million for the six months ended June 30, 2003, due primarily to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

Net realized investment gain was $0.7 million for the six months ended June 30, 2004 compared with $1.1 million for the six months ended June 30, 2003. The net realized investment gain for the 2004 period was primarily attributable to the sale of certain of the Company’s fixed-maturity investments and investments in equity securities. The net realized investment gain for the 2003 period was primarily attributable to the sale of certain of the Company’s fixed-maturity investments and all of the Company’s then existing common stock investments.

Losses and loss adjustment expenses increased 34.7% to $59.5 million for the six months ended June 30, 2004 compared with $44.2 million for the six months ended June 30, 2003. The increase was due primarily to growth in premiums earned, as the loss ratio improved to 60.7 for the 2004 period from 62.5 for the 2003 period. The improvement in the loss ratio was primarily attributable to rate increases implemented in 2003 and 2004 and a reduction in catastrophe-related losses to $1.1 million for the 2004 period from $1.7 million for the 2003 period, partially offset by an increase in losses and loss adjustment expenses attributable to insured events of prior years to $1.5 million for the 2004 period from $0.9 million for the 2003 period. For more information regarding the $1.5 million in losses and loss adjustment expenses attributable to insured events of prior years, see the section entitled “Critical Accounting Estimates and Policies” of this discussion and analysis.

Amortization of deferred policy acquisition costs increased 39.0% to $24.6 million for the six months ended June 30, 2004 from $17.7 million for the six months ended June 30, 2003, due primarily to the growth in premiums earned.

Other underwriting expenses increased 45.2% to $6.4 million for the six months ended June 30, 2004 from $4.4 million for the six months ended June 30, 2003, due primarily to expenses related to the forgiveness of officers’ stock loans totaling $1.2 million. For more information regarding the forgiveness of officers’ stock loans, see the section entitled “Executive Loans” in Item 5, “Other Information”, of Part II of this quarterly report on Form 10-Q.

The overall GAAP combined ratio improved to 92.2 for the six months ended June 30, 2004 from 93.7 for the six months ended June 30, 2003. The loss ratio improved to 60.7 for the 2004 period from 62.5 for the 2003 period. The GAAP expense ratio increased slightly to 31.5 for the 2004 period from 31.2 for the 2003 period.

Underwriting income increased to $7.6 million for the six months ended June 30, 2004 from $4.4 million for the six months ended June 30, 2003. The improvement in underwriting income for the 2004 period was due to growth in earned premiums and improvement in the GAAP combined ratio.

Interest expense increased to $1.0 million for the six months ended June 30, 2004 from $0.7 million for the six months ended June 30, 2003, due primarily to interest expense on the Company’s junior subordinated debentures issued in May, 2003.

Income tax expense increased to $4.3 million for the six months ended June 30, 2004 from $3.3 million for the six months ended June 30, 2003. This increase was due primarily to improved underwriting profitability.

Operating income increased to $9.1 million or $0.62 per basic share and $0.61 per diluted share for the six months ended June 30, 2004 from $6.8 million or $0.47 per basic share and $0.46 per diluted share for the six months ended June 30, 2003. The increase in operating income for the 2004 period was due to the improvement in underwriting income, after taxes, and growth of investment income, after taxes.

The factors described above resulted in net income of $9.6 million or $0.65 per basic share and $0.64 per diluted share for the six months ended June 30, 2004 compared with $7.6 million or $0.52 per basic share and $0.51 per diluted share for the six months ended June 30, 2003.

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

The Company has identified that the establishment of reserves for unpaid losses and loss adjustment expenses and the valuation of certain investments are critical accounting estimates because they involve a high degree of judgment. Although variability is inherent in these estimates, the Company believes the amounts provided in its financial statements are appropriate based upon the facts available at the time. For information related to the valuation of investments, see the section entitled “Investments” in this discussion and analysis beginning on page 18.

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

Unpaid losses and loss adjustment expenses increased 14.4% to $200.1 million at June 30, 2004 from $174.9 million at December 31, 2003. During the first six months of 2004, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $1.5 million. This increase consisted of an increase in the Company’s estimate for the commercial casualty lines of business by $4.0 million relating primarily to accident year’s 1997 through 2000, partially offset by an decrease in the Company’s estimate for the commercial property lines of business of $2.5 million relating primarily to the 2003 accident year.

In 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At June 30, 2004, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

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

Umbrella Quota Share. The Company offers umbrella liability policies up to $5.0 million per occurrence. For policies where the Company writes the primary general liability, 90% of policy limits up to $1.0 million per occurrence and 100% of policy limits up to $4.0 million in excess of $1.0 million per occurrence are reinsured with American Re. For policies where another insurer writes the primary general liability, 85% of policy limits up to $1.0 million per occurrence, 90% of policy limits up to $1 million in excess of $1.0 million per occurrence and 100% of policy limits up to $3.0 million in excess of $2.0 million per occurrence are reinsured with American Re.

Property Catastrophic Loss. The Company maintains a catastrophic loss reinsurance program. As of January 1, 2004, the terms of this program provide for 100% retention of the first $1.0 million per occurrence and reinsurance of 100% of $29.0 million per occurrence in excess of $1.0 million per occurrence.

For 2004, the Company’s catastrophic loss reinsurance program includes: American Agricultural Insurance Company, Converium Reinsurance (North America) Inc., Converium (UK), Everest Reinsurance Company, Hannover Re (Bermuda) Ltd., PXRE Reinsurance Company, Shelter Reinsurance Company, Sirius International Insurance Corporation and XL Re Ltd. All of these reinsurers have statutory surplus greater than $500 million and an A.M. Best rating of “A” (Excellent) or higher, with the exception of Converium Reinsurance (North America) Inc. and Converium (UK) which were rated “A-” (Excellent) by A.M.Best.

Reinsurance Recoverable. The Company’s reinsurance recoverable increased to $39.5 million as of June 30, 2004 compared with $38.0 million as of December 31, 2003. This increase was due primarily to the growth in unpaid losses and loss adjustment expenses, which increased 14.4% to $200.1 million as of June 30, 2004 from $174.9 million at December 31, 2003. The following table summarizes the Company’s outstanding reinsurance recoverable, net of a $700,000 allowance for doubtful accounts, as of June 30, 2004, by reinsurer:

(Dollars in thousands)	A.M. Best Rating	Amount Reflected on Balance Sheet	Percentage of Reinsurance Recoverable

American Re	"A+" (Superior)	$26,047	65.9%
General Re	"A++" (Superior)	12,979	32.8
Other reinsurers	---	492	1.3

		$39,518	100.0%

As of June 30, 2004, the Company had a remaining reinsurance recoverable of $1.1 million relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer. The Company believes that resolution of this reinsurance recoverable will not have a material adverse impact on its results of operations.

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

Total cash and investments increased 7.3% to $370.9 million at June 30, 2004 from $345.7 million at December 31, 2003. This increase resulted primarily from net cash provided by operating activities of $33.3 million, partially offset by net unrealized loss on investments, before taxes, of $7.9 million for the first six months of 2004. Total cash and investments of $370.9 million at June 30, 2004 consisted of $331.8 million in fixed-maturity securities, $26.5 million in equity securities, consisting of preferred stocks, common stocks and a mutual fund invested in adjustable rate mortgages, and $12.6 million in cash.

The following summarizes the classifications of the Company’s cash and investments at June 30, 2004:

(Dollars in thousands)	Fair Value	Amount Reflected on Balance Sheet	Percentage of Cash and Investments

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations
of U.S. government agencies	$19,214	$19,214	5.2%
Corporate securities	104,134	104,134	28.1
Mortgage-backed securities	89,115	89,115	24.0
Other-structured securities	20,658	20,658	5.6
Municipal securities	98,388	98,388	26.5

Total available for sale	331,509	331,509	89.4

Held to maturity:
U.S. Treasury securities and obligations
of U.S. government agencies	26	25	---
Corporate securities	260	250	0.1

Total held to maturity	286	275	0.1

Total fixed-maturity securities	331,795	331,784	89.5
Equity securities	26,493	26,493	7.1
Cash	12,592	12,592	3.4

Total cash and investments	$370,880	$370,869	100.0%

The Company’s fixed-maturity portfolio of $331.8 million was 89.5% of the total cash and investments as of June 30, 2004. Of the fixed-maturity portfolio, 95.0% of the securities were rated “A” or better by Standard & Poor’s. Standard & Poor’s rates publicly traded securities in 20 categories ranging from AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating.

The quality of the fixed-maturity portfolio at June 30, 2004 was as follows:

Standard and Poor's Rating	Percentage of Fixed-Maturity Portfolio

"AAA"	57.5%
"AA"	15.8
"A"	21.7
"BBB"	4.7
Below "BBB"	0.3

100.0%

As of June 30, 2004, the investment portfolio contained $109.8 million of mortgage-backed, asset-backed and collateralized mortgage obligations. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no investments in real estate or mortgage loans in its investment portfolio as of June 30, 2004.

As of June 30, 2004, the Company’s investment portfolio contained corporate fixed-maturities, common stocks and preferred stocks with a market value of $126.8 million. A summary of these securities by industry segment was as follows:

Industry Segment	Percentage of Corporate Fixed-Maturity, Common Stock and Preferred Stock Portfolio

Consumer, non-cyclical	26.8%
Financial institutions	23.1
Utilities	18.9
Communications	9.4
Consumer, cyclical	7.4
Industrial	7.2
Energy	3.7
Basic materials	2.9
Technology	0.6

100.0%

The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company’s ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of June 30, 2004:

				Gross Unrealized Losses

(Dollars in thousands)	Number of Securities	Fair Value	Book Value	Total	Six Months or Less	Between Seven Months and One Year	Greater than One Year

Fixed-maturity securities	142	$177,353	$180,808	$3,455	$2,813	$224	$418
Equity securities	24	14,221	15,136	915	908	7	---

				$4,370	$3,721	$231	$418

As of June 30, 2004, the Company’s fixed-maturity investment portfolio had eleven (11) securities with $0.4 million of gross unrealized losses that were in a continuous gross unrealized loss position for over one year. The Company believes that the gross unrealized loss positions of these securities are due to changes in market interest rates. All of these securities were rated “A” or better by Standard & Poor’s. Currently, the Company has the intent and ability to hold these securities until maturity and expects that the contractual obligations of these securities will be satisfied.

As of June 30, 2004, the Company held twenty-four (24) equity securities in a gross unrealized loss position, consisting primarily of common stocks purchased by the Company in the first six months of 2004.

Liquidity and Capital Resources

Capital Resources. PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. At June 30, 2004, PAGI’s capital structure consisted of common stockholders’ equity of $134.5 million and junior subordinated debentures of $30.0 million. The following table summarizes the capital resources:

(In thousands)	June 30, 2004	December 31, 2003

Stockholders' equity	$134,492	$130,810
Junior subordinated debentures	30,000	30,000

Total capital	$164,492	$160,810

Stockholders’ equity increased 2.8% to $134.5 million at June 30, 2004, compared with $130.8 million at December 31, 2003 due primarily to net income of $9.6 million for the first six months of 2004, partially offset by a net unrealized loss on investments, after taxes, of $5.1 million in the first six months of 2004.

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

The Company’s insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2004 is $12,196,000. For the six months ended June 30, 2004, there were no dividends paid by Penn-America Insurance Company to PAGI. Penn-America Insurance Company’s ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and statutory surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to PAGI. As of June 30, 2004, Penn-America Insurance Company’s statutory surplus was $129,575,000 and included unassigned surplus of $44,035,000.

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

Net cash provided by operating activities increased to $33.3 million for the six months ended June 30, 2004 compared with $15.1 million for the six months ended June 30, 2003. This growth was due primarily to the increase of cash received from collections of premiums for the first six months of 2004 compared with the same period in 2003.

Net cash used by financing activities was $1.5 million for the six months ended June 30, 2004 as compared to $14.3 million provided by financing activities for the six months ended June 30, 2003. The cash provided by financing activities for the six months ended June 30, 2003 was due primarily to the junior subordinated debentures issued by the Company, which resulted in net proceeds of $14.5 million.

As a result of cash provided by operating activities, cash used by investing activities was $31.2 million for the six months ended June 30, 2004 compared with $24.3 million for the six months ended June 30, 2003.

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

Interest Rate Risk. Interest rate risk is the Company’s underlying exposure to an economic loss from changes in market interest rates. The Company’s investment portfolio included fixed-maturity securities, preferred stocks and a mutual fund invested in adjustable rate mortgages with a market value of $339.3 million at June 30, 2004 that is subject to interest rate risk. The Company manages its exposure to interest rate risk on investments through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the Company’s liability and capital position.

The Company’s market risk associated with exposure to interest rate risk has not materially changed from that identified at December 31, 2003.

Equity Price Risk. As of June 30, 2004, the Company’s investments in equity securities consist of common stocks of $19.0 million, preferred stocks of $3.4 million and a mutual fund invested in adjustable rate mortgages of $4.1 million. The market value of the Company’s investments in preferred stocks and a mutual fund invested in adjustable rate mortgages totaling $7.5 million are primarily affected by changes in interest rates. The Company’s exposure to equity price risk is primarily attributable to its investments in common stocks of $19.0 million, which were acquired in the first six months of 2004.

The table below illustrates the sensitivity of the market value of the Company’s investments in common stocks to selected hypothetical changes in market prices as of June 30, 2004. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on the market value of the Company’s investments in common stocks and stockholders’ equity.

(Dollars in thousands)	Estimated Market Value of	Estimated Change in	Hypothetical Percentage Increase (Decrease) in Stockholders’
Hypothetical Change in Market Price	Common Stocks	Market Value	Equity

20% price increase	$22,777	$3,796	1.8%
10% price increase	20,879	1,898	0.9
No change	18,981	---	---
10% price decrease	17,083	(1,898)	(0.9)
20% price decrease	15,185	(3,796)	(1.8)

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

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote by Security Holders

On May 13, 2004, Penn-America Group, Inc. held its annual meeting of stockholders. Seven board nominees for director were elected for terms expiring at the 2005 annual meeting of stockholders, as follows:

Nominee	Votes for	Votes withheld

Irvin Saltzman	13,725,532	213,000
Jon S. Saltzman	13,722,046	216,486
Richard L. Duszak	13,882,532	56,000
Charles Ellman	13,602,532	336,000
Robert A. Lear	13,602,432	336,100
Dr. M. Moshe Porat	13,882,532	56,000
Martin Sheffield	13,924,032	14,500

In addition, an amendment to the Company’s Certificate of Incorporation to increase the aggregate number of authorized shares of Common Stock from 20,000,000 to 30,000,000 was approved, as follows:

Votes for	Votes against	Votes withheld

13,428,333	502,478	7,721

Item 5. Other Information — None

Officers’ Stock Loans

In 2000 and 2001, the Company’s board of directors and the board of directors of Penn-America Insurance Company authorized the grant of several loans to the Company’s then officers to purchase common stock of Penn-America Group. Under the terms of the loans, those employees were required to repay principal, brokerage commissions, transaction costs and interest, calculated semi-annually, within five years from the date of the loan. On default, Penn-America Insurance Company had recourse against the defaulting officer. This program was formally terminated by resolution of the Company’s board of directors on August 21, 2002. No loans were granted to officers after May 2001.

In consideration of the Company's strong financial results and in recognition that no long-term equity compensation plan was in place over the last two fiscal years, on May 21, 2004, the Company's board of directors forgave the loans to Jon S. Saltzman, Joseph F. Morris, J. Ransley Lennon, Garland P. Pezzuolo and Thomas J. Cannon.

As of May 21, 2004, the outstanding principal amount of loans to these employees, accrued interest on the loans and the aggregate number of shares of the Company’s common stock acquired with the proceeds of the loans were as follows:

Name	Total Principal Amount	Total Accrued Interest	Total Loan Amount	Weighted Average Interest Rate	Number of Shares Acquire

Jon S. Saltzman	$359,072	$92,356	$451,428	6.16%	71,250
Joseph F. Morris	55,845	9,019	64,864	5.07	9,000
J. Ransley Lennon	97,943	25,887	123,830	6.20	16,500
Garland P. Pezzuolo	35,511	7,496	43,007	5.61	6,000
Thomas J. Cannon	20,416	5,335	25,751	6.21	3,750

	$568,787	$140,093	$708,880	6.03%	106,500

The Company’s board of directors also granted cash bonuses to these employees, with a total value of $491,000, to compensate them for their individual federal, state and local tax obligations resulting from forgiveness of the loans.

Compensation of Directors

In February 2004, the Company’s board of directors authorized for payment annually to the independent directors commencing in May 2004: (1) an annual retainer of $30,000 for serving on the Company’s board of directors and at least one committee and (2) an award of 2,000 shares of restricted common stock, which vest over two years.

In May 2004, the Company’s management informed its board of directors that the Company’s 2002 Stock Incentive Plan would not permit the Company to make restricted stock awards to the independent directors as authorized by the Company’s board of directors unless and until the 2002 Stock Incentive Plan is amended to permit such awards and that amendment is presented to, and approved by the requisite vote of, the Company’s stockholders. Therefore, these shares of restricted common stock were not granted to the independent directors.

Additionally, in May 2004, the Company’s management informed its board of directors that under the 2002 Stock Incentive Plan the independent directors were automatically granted non-qualified options to purchase 5,000 shares of the Company’s common stock on May 13, 2004. These non-qualified stock options were issued at an exercise price equal to fair market value on the date of grant, become exercisable on the first anniversary of the date of grant, and are exercisable for five years from the first anniversary of the date of grant.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

An Exhibit Index has been filed as part of this report beginning on page E-1.

(b) Reports on Form 8-K

On April 28, 2004, the Company filed a current report on Form 8-K announcing that the Company released its earnings for the first quarter of 2004.

On May 14, 2004, the Company filed a current report on Form 8-K announcing that Martin Sheffield was elected to the Company’s Board of Directors, giving the Company a majority of independent directors, as well as declaring its 37th consecutive dividend.

On May 17, 2004, the Company filed a current report on Form 8-K announcing the availability of the Quarterly Statements for its insurance subsidiaries, Penn-America Insurance Company and Penn-Star Insurance Company, on the Company’s web-site, in hard copy from the Company, or from the Pennsylvania Department of Insurance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penn-America Group, Inc.

Date: August 5, 2004	By: /s/ Jon S. Saltzman
Jon S. Saltzman
President and
Chief Executive Officer

By: /s/ Joseph F. Morris
Joseph F. Morris
Senior Vice President,
Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant, as amended through May 27, 2004.

10.1

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Amended and Restated Promissory Note and Security Agreement, the original of which agreement was September 19, 2000 and which, as ultimately amended and restated, was given effect on January 2, 2001, by and between Jon S. Saltzman and Penn-America Insurance Company.

10.2

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Amended and Restated Promissory Note and Security Agreement, the original of which agreement was January 17, 2000 and which, as ultimately amended and restated, was given effect on January 2, 2001, by and between Jon S. Saltzman and Penn-America Insurance Company.

10.3

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Amended and Restated Promissory Note and Security Agreement, the original of which agreement was March 10, 2000 and which, as ultimately amended and restated, was given effect on January 2, 2001, by and between Jon S. Saltzman and Penn-America Insurance Company.

10.4

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Promissory Note and Security Agreement, dated as of March 9, 2001, by and between Joseph F. Morris and Penn-America Insurance Company.

10.5

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Promissory Note and Security Agreement, dated as of March 28, 2001, by and between Joseph F. Morris and Penn-America Insurance Company.

10.6

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Amended and Restated Promissory Note and Security Agreement, the original of which agreement was February 11, 2000 and which, as ultimately amended and restated, was given effect on January 2, 2001, by and between Garland P. Pezzuolo and Penn-America Insurance Company.

10.7

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Promissory Note and Security Agreement, dated as of March 9, 2001, by and between Garland P. Pezzuolo and Penn-America Insurance Company.

10.8

Termination of Promissory Note and Security Agreement dated as of May 21, 2004 with respect to the Amended and Restated Promissory Note and Security Agreement, the original of which agreement was February 16, 2000 and which, as ultimately amended and restated, was given effect on January 2, 2001, by and between J. Ransley Lennon and Penn-America Insurance Company.

E-1

Exhibit Number	Description of Exhibit

10.9

Cancellation endorsement (No.2) effective January 1, 2004, of Property and Casualty Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company and American Re-Insurance Company effective January 1, 2003.

10.10

Property and Casualty Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective January 1, 2004.

10.11

Property and Casualty Clash Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective January 1, 2004.

10.12

Certified Terrorism Loss Aggregate Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective January 1, 2004.

10.13

Property Catastrophe Excess of Loss Reinsurance Contract between subscribing reinsurers and Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company effective January 1, 2004 to December 31, 2004.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer of Penn-America Group, Inc. dated August 5, 2004 in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2