Form 10-Q
period 2004-09-30
PENN AMERICA GROUP INC
filed 2004-11-05
CIK 910110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, the registrant had 14,797,629 shares of common stock, $0.01 par value, outstanding.

Penn-America Group, Inc. and Subsidiaries

Penn-America Group, Inc. and Subsidiaries Consolidated Balance Sheets
(In thousands, except share data)	(Unaudited) September 30, 2004	December 31, 2003

Assets
Investments:
Fixed maturities:
Available for sale, at fair value (amortized cost 2004, $353,061;
2003, $315,509)	$359,746	$323,230
Held to maturity, at amortized cost (fair value 2004, $282;
2003, $293)	275	275
Equity securities, at fair value (cost 2004, $23,839; 2003, $10,048)	24,150	10,194

Total investments	384,171	333,699
Cash and cash equivalents	19,276	11,976
Accrued investment income	3,779	3,615
Premiums receivable (net of allowances of $825 for 2004 and $750 for 2003)	26,497	19,382
Reinsurance recoverable	49,529	37,996
Prepaid reinsurance premiums	12,705	13,409
Deferred policy acquisition costs	21,011	17,091
Capital lease, affiliate	1,427	1,492
Deferred income taxes	5,194	3,983
Income tax recoverable	618	---
Other assets	1,323	1,231

Total assets	$525,530	$443,874

Liabilities & Stockholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$226,477	$174,882
Unearned premiums	109,723	92,205
Accounts payable and accrued expenses	9,611	8,983
Capitalized lease obligation, affiliate	1,147	1,273
Junior subordinated debentures	30,000	30,000
Income tax payable	---	633
Other liabilities	8,114	5,088

Total liabilities	385,072	313,064

Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares;
None issued	---	---
Common stock, $.01 par value; authorized 2004 and 2003, 30,000,000 and 20,000,000 shares, respectively; issued and outstanding 2004
and 2003, 14,778,504 and 14,743,698 shares, respectively	148	147
Additional paid-in capital	72,950	72,416
Accumulated other comprehensive income	4,535	5,027
Retained earnings	62,991	54,005
Officers' stock loans	---	(569)
Unearned compensation from restricted stock awards	(166)	(216)

Total stockholders' equity	140,458	130,810

Total liabilities and stockholders' equity	$525,530	$443,874

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,

(In thousands, except share data)	2004	2003	2004	2003

Revenues
Premiums earned	$52,380	$40,337	$150,469	$110,997
Net investment income	3,782	3,277	10,813	9,734
Net realized investment gain (loss)	(1,444)	734	(724)	1,879

Total revenues	54,718	44,348	160,558	122,610

Losses and expenses
Losses and loss adjustment expenses	35,565	24,594	95,099	68,791
Amortization of deferred policy acquisition costs	12,331	9,901	36,923	27,591
Other underwriting expenses	2,215	2,395	8,565	6,767
Corporate expenses	1,220	214	1,759	633
Interest expense	518	515	1,529	1,228

Total losses and expenses	51,849	37,619	143,875	105,010

Income before income tax	2,869	6,729	16,683	17,600
Income tax expense	781	2,094	5,037	5,392

Net income	$2,088	$4,635	$11,646	$12,208

Net income per share
Basic	$0.14	$0.31	$0.79	$0.83
Diluted	$0.14	$0.31	$0.78	$0.82

Weighted average shares outstanding
Basic	14,776,739	14,717,350	14,767,092	14,648,660
Diluted	14,999,122	14,945,900	14,999,502	14,883,774

Cash dividend per share	$0.06	$0.04375	$0.18	$0.13125

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries Consolidated Statement of Stockholders' Equity Nine Months Ended September 30, 2004 (Unaudited)

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Officers’ Stock Loans	Unearned Compensation From Restricted Stock Awards	Total Stockholders’ Equity

Balance at December 31, 2003	$147	$72,416	$5,027	$54,005	$(569)	$(216)	$130,810
Net income	---	---	---	11,646	---	---	11,646
Other comprehensive loss:
Unrealized loss on investments,
net of tax and reclassification
adjustment	---	---	(567)	---	---	---	(567)
Unrealized gain on cash flow
hedging instrument, net of tax	---	---	75	---	---	---	75

Comprehensive income							11,154

Issuance of common stock	1	452	---	---	---	---	453
Compensation expense on stock
options	---	82	---	---	---	---	82
Amortization of unearned
compensation from restricted
stock awards issued	---	---	---	---	---	50	50
Forgiveness of officers' stock loans	---	---	---	---	569	---	569
Cash dividend paid
($0.18 per share)	---	---	---	(2,660)	---	---	(2,660)

Balance at September 30, 2004	$148	$72,950	$4,535	$62,991	---	$(166)	$140,458

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

(In thousands)	2004	2003

Cash flows from operating activities:
Net income	$11,646	$12,208
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization/accretion and depreciation
expense, net	2,118	1,468
Net realized investment (gain) loss	724	(1,879)
Deferred income tax benefit	(945)	(642)
Net decrease in premiums receivable,
prepaid reinsurance premiums and
unearned premiums	11,107	9,986
Net increase in unpaid losses and loss adjustment
expenses and reinsurance recoverable	40,062	18,180
Change in:
Accrued investment income	(164)	(76)
Deferred policy acquisition costs	(3,920)	(3,596)
Income tax recoverable/payable	(1,251)	885
Other assets	334	80
Accounts payable and accrued expenses	628	452
Other liabilities	(290)	259

Net cash provided by operating activities	60,049	37,325

Cash flows from investing activities:
Purchases of equity securities	(24,191)	(7,651)
Purchases of fixed maturities available for sale	(138,042)	(168,196)
Proceeds from sales of equity securities	9,458	14,439
Proceeds from sales of fixed maturities available for sale	56,131	67,539
Proceeds from maturities or calls of fixed maturities
available for sale	42,800	36,501
Proceeds from maturities and calls of fixed maturities
held to maturity	---	1,686
Increase in payable for investment purchases	3,429	26,290

Net cash used by investing activities	(50,415)	(29,392)

Cash flows from financing activities:
Issuance of common stock	452	1,214
Net proceeds from issuance of junior subordinated debentures	---	14,549
Principal payments on capital lease obligations, affiliate	(126)	(116)
Repayment of officers' loans	---	60
Dividends paid	(2,660)	(1,923)

Net cash provided (used) by financing activities	(2,334)	13,784

Increase in cash and cash equivalents	7,300	21,717
Cash and cash equivalents, beginning of period	11,976	9,796

Cash and cash equivalents, end of period	$19,276	$31,513

See accompanying Notes to Consolidated Financial Statements.

Penn-America Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Basis of Presentation

Penn-America Group, Inc. (“PAGI”) is an insurance holding company. Penn Independent Corporation’s wholly-owned subsidiary, PIC Holdings, Inc. (“PIC Holdings”) owned approximately 31% of the outstanding common stock of PAGI at September 30, 2004. On May 19, 2004, Penn-Independent Corporation transferred all of its shares of PAGI’s common stock to PIC Holdings. The accompanying condensed unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of PAGI and its wholly owned subsidiary, Penn-America Insurance Company (“Penn-America”), and its wholly owned subsidiary, Penn-Star Insurance Company (“Penn-Star”) (collectively the “Company”). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. The Company’s results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. It is suggested that these condensed unaudited consolidated financial statements and notes be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 2 Proposed Business Combination with United National Group, Ltd.

On October 15, 2004, the Company announced a proposed business combination with United National Group, Ltd. (UNGL), which will be renamed United America Indemnity, Ltd. (UAI) after closing. In accordance with the merger agreement, each publicly-held share of the Company will be exchanged for $15.375 of value, consisting of $13.875 in UAI class A common shares and $1.50 in cash. Separately, UNGL proposed to acquire Penn Independent Corporation, which is 100% owned by the Saltzman family. The transactions are expected to close during the first quarter of 2005 and are subject to several conditions and contingencies including regulatory approvals and the affirmative vote of the shareholders of UNGL and PAGI.

During the third quarter of 2004, the Company incurred $882,000 in expenses related to the proposed business combination with UNGL. The Company expects to incur additional expenses related to financial advisory, legal, accounting, actuarial services of approximately $2,200,000 and costs for board and employee compensation of approximately $2,600,000 for bonuses and the accelerated vesting of unvested stock options and unvested restricted stock through closing of the transaction.

Note 3 Reinsurance

Premiums earned are presented net of amounts ceded to reinsurers of $9,667,000 and $7,503,000 for the three months ended September 30, 2004 and 2003, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $12,411,000 and $2,576,000 for the three months ended September 30, 2004 and 2003, respectively.

Premiums earned are presented net of amounts ceded to reinsurers of $26,787,000 and $20,409,000 for the nine months ended September 30, 2004 and 2003, respectively. Losses and loss adjustment expenses are presented net of amounts ceded to reinsurers of $25,638,000 and $10,890,000 for the nine months ended September 30, 2004 and 2003, respectively.

For the three and nine months ended September 30, 2004, premiums earned included amounts ceded to catastrophic loss reinsurers of $1,100,000 for reinstatement premiums due to Hurricanes Charley, Frances, Ivan and Jeanne.

For the three and nine months ended September 30, 2004, gross losses and loss adjustment expenses related to Hurricanes Charley, Frances, Ivan and Jeanne were estimated to aggregate $12,000,000. As of September 30, 2004, the Company had $8,000,000 in aggregate reinsurance recoverable due from its catastrophic loss reinsurers related to these hurricanes as follows: American Agricultural Insurance Company, Converium Reinsurance (NA), Inc., Everest Reinsurance Company, Shelter Mutual Insurance Company, Hannover Re (Bermuda) Ltd, XL Re Ltd., Converium Ltd. (Zurich) and Sirius International Insurance Corporation. All of these reinsurers have statutory surplus of $500 million or greater and an A.M. Best rating of “A” (Excellent) or higher, with the exception of Converium Reinsurance (NA) Inc. and Converium Ltd. (Zurich) which were downgraded to “B-” (Fair) and “B++” (Very Good) by A.M. Best in 2004. The participating share of the aggregate $8,000,000 in reinsurance recoverable from Converium Reinsurance (NA) Inc. and Converium Ltd. (Zurich) is $1,680,000 and $1,160,000, respectively, which the Company believes is fully recoverable.

As of September 30, 2004, the Company had a remaining reinsurance recoverable of $1,100,000 relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer. The Company believes that resolution of this reinsurance recoverable will not have a material adverse impact on its results of operations.

Note 4 Comprehensive Income (Loss)

For the three months ended September 30, 2004, comprehensive income was $6,744,000, which consisted of net income of $2,088,000 and other comprehensive gain of $4,656,000 related to net unrealized gain on investments and an unrealized gain on a cash flow hedging instrument. For the three months ended September 30, 2003, comprehensive income was $2,153,000, which consisted of net income of $4,635,000 and other comprehensive loss of $2,482,000 related to net unrealized loss on investments and an unrealized gain on a cash flow hedging instrument.

For the nine months ended September 30, 2004, comprehensive income was $11,154,000, which consisted of net income of $11,646,000 and other comprehensive loss of $492,000 related to net unrealized loss on investments and a cash flow hedging instrument. For the nine months ended September 30, 2003, comprehensive income was $11,576,000, which consisted of net income of $12,208,000 and other comprehensive loss of $632,000 related to net unrealized loss on investments and gain an unrealized loss on a cash flow hedging instrument.

Note 5 Net Income Per Share

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

	Three months ended September 30,		Nine months ended September 30,

(In thousands, except share data)	2004	2003	2004	2003

Basic per share computation:
Net income	$2,088	$4,635	$11,646	12,208
Weighted average common shares
outstanding	14,776,739	14,717,350	14,767,092	14,648,660

Basic net income per share	$0.14	$0.31	$0.79	$0.83

Diluted per share computation:
Net income	$2,088	$4,635	$11,646	$12,208
Weighted average common shares
outstanding	14,776,739	14,717,350	14,767,092	14,648,660
Additional shares outstanding
after the assumed exercise of
options by applying the treasury
stock method	222,383	228,550	232,410	235,114

Total shares	14,999,122	14,945,900	14,999,502	14,883,774

Diluted net income per share	$0.14	$0.31	$0.78	$0.82

Note 6 Segment Information

The Company has one reportable segment that consists of its commercial property and casualty lines of business. In 1999, the Company exited the non-standard personal automobile line of business and announced that it would run-off its remaining portfolio of such business. For the three and nine months ended September 30, 2004 and 2003, amounts relating to the non-standard personal automobile business were not material to the financial statements presented, and therefore, are not presented separately.

Note 7 Unpaid Losses and Loss Adjustment Expenses

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

During the first nine months of 2004, the Company increased incurred losses and loss adjustment expense attributable to insured events of prior years by $1,500,000. This increase consisted of an increase in the Company’s estimate for the commercial casualty lines of business by $5,500,000 relating primarily to accident years 1994 through 2000, partially offset by a decrease in the Company’s estimate for the commercial property lines of business by $4,000,000 relating primarily to the 2003 accident year.

At September 30, 2004, the Company’s unpaid losses and loss adjustment expenses included its best estimate of $12,000,000 for gross losses and loss adjustment expenses related to Hurricanes Charley, Frances, Ivan and Jeanne based on current claims reported to the Company. At September 30, 2004, the Company recorded reinsurance recoverables of $8,000,000 related to these hurricane losses (See Note 3).

In 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At September 30, 2004, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

Note 8 Commitments and Contingencies

The Company’s insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty business. The Company is involved in no other pending or threatened legal or administrative proceedings which management believes might have a material adverse effect on the Company’s financial condition or results of operations.

Note 9 Officers’ Stock Loans

In May 2004, the Company’s board of directors forgave officers’ stock loans in consideration of the Company’s strong financial results and in recognition that no long-term equity compensation plan was in place over the last two fiscal years. The Company recorded compensation expense of $1,200,000, which is included in other underwriting expenses in the consolidated statements of operation for the nine months ended September 30, 2004. This compensation expense consisted of $569,000 for the principal amounts of the loans, $140,000 for the accrued interest on the loans and $491,000 for cash bonuses granted to these officers’ to compensate them for their federal, state and local tax obligations.

Note 10 Other-Than-Temporary Impairments on Investments

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

For the three and nine months ended September 30, 2004, the Company recorded other-than-temporary impairments of $1,146,000 on certain of its investments in common stocks that were in a continuous unrealized loss position for more than six months as of September 30, 2004.

Note 11 Subsequent Event

In October 2004, the market value of the Company’s common stock investment in Marsh & McLennan Companies, Inc. declined significantly below its $710,000 cost basis as of September 30, 2004. The Company attributes the market value decline to developments announced to the public in October 2004. The Company may record other-than temporary impairments on this security in the fourth quarter of 2004 if the market value of this security does not fully recover to its cost basis by December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Penn-America Group, Inc. (“PAGI”) and subsidiaries (collectively “Penn-America” or the “Company”) should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes included in Item 1, “Financial Statements”, of this report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis may contain forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words such as “believe,” “expect,” “may,” “will,” “should,” “intend” or the negative thereof or comparable terminology, and include discussions of matters such as anticipated financial performance, business prospects, technological developments, new and existing products, expectations for market segments and statements regarding our recently announced transaction with United National Group, Ltd. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other documents filed with the Securities and Exchange Commission for additional disclosures regarding potential risk factors that may cause the Company’s actual results and experience to differ materially from those contained in such forward-looking statements.

Overview

On October 15, 2004, the Company announced a proposed business combination with United National Group, Ltd. (UNGL), which will be renamed United America Indemnity, Ltd. (UAI) after closing. In accordance with the merger agreement, each publicly-held share of the Company will be exchanged for $15.375 of value, consisting of $13.875 in UAI class A common shares and $1.50 in cash. Separately, UNGL proposed to acquire Penn Independent Corporation, which is 100% owned by the Saltzman family. The transactions are expected to close during the first quarter of 2005 and are subject to several conditions and contingencies including regulatory approvals and the affirmative vote of the shareholders of UNGL and PAGI. Additional details on the proposed business combination will be provided to shareholders in a joint proxy statement/prospectus to be filed with the Securities and Exchange Commission by Penn-America and UNGL and sent to shareholders of each company.

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

Penn-America distributes its insurance products through a small network of sixty-three (63) high-quality wholesale general agents who serve the needs of the more than 30,000 retail insurance brokers who work directly with Penn-America insureds. Penn-America has about one-half the number of general agents as its nearest competitor. By maintaining strong relationships with a small, select group of agents, a relationship with Penn-America offers true “franchise value” to each general agent by providing relative market exclusivity and a high level of service and support. The Company’s distribution strategy has resulted in strong and consistent growth. From 1992 to 2003, the Company’s commercial gross written premiums grew from $22.6 million to $209.4 million (a 22% annual compounded growth rate). Most of the growth was due to an increase in gross written premiums per agent from $590,000 in 1992 to $3.9 million in 2003.

Key Financial Measures. The Company utilizes a number of financial measures to evaluate its operating performance and financial condition. The Company’s overall financial goal is to produce a 12 to 15 percent return on equity (“ROE”) over the long-term. For the twelve months ended September 30, 2004, ROE was 12.1 percent. The Company calculates ROE by dividing net income by average stockholders’ equity. The following table summarizes ROE for each year in the ten-year period ended December 31, 2003:

	Year ended December 31,

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Return on Equity	13.5%	11.8%	6.4%	(6.3)%	1.6%	8.8%	15.2%	18.2%	18.6%	12.3%

The Company’s philosophy has been to distribute a portion of the ROE it generates through cash dividends to stockholders. Cash dividend per share increased to $0.18 for the nine months ended September 30, 2004, compared with $0.13125 for the nine months ended September 30, 2003. Through September 30, 2004, the Company has paid cash dividends to stockholders in 38 consecutive quarters totaling over $16.5 million.

In Section 6.1 of the Agreement and Plan of Merger dated as of October 14, 2004 by and among Penn-America Group, Inc., United National Group, Ltd., U.N. Holdings II, Inc. and Cheltenham Acquisition Corp. in connection with the proposed business combination, the Company may not declare, set aside or pay any dividend or other distribution payable in cash, stock or property with respect to its common stock without the prior written consent of United National Group, Ltd. until the effective date of the proposed business combination or any termination of the merger agreement.

The remainder of the ROE generated by the Company is invested in growing the book value per share of the Company. Book value per share increased 7.1% in the first nine months of 2004 to $9.50 from $8.87 at December 31, 2003. Book value per share is calculated by dividing stockholders’ equity by outstanding common shares.

The Company utilizes other financial measures to evaluate its operating performance, such as gross written premiums, operating income, GAAP underwriting income, GAAP combined ratio, net income and cash flows provided by operations. These additional financial measures are more fully described in “Results of Operations” and “Liquidity and Capital Resources” in this discussion and analysis.

This discussion and analysis consists of the following components:

•	Results of Operations
•	Critical Accounting Estimates and Policies
•	Reinsurance
•	Investments
•	Liquidity and Capital Resources

Results of Operations

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Premiums earned increased 29.9% to $52.4 million for the three months ended September 30, 2004 compared with $40.3 million for the three months ended September 30, 2003 due to the growth in net written premiums over the last 12 months.

Gross written premiums, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, increased 12.4% to $65.8 million for the three months ended September 30, 2004 compared with $58.5 million for the three months ended September 30, 2003. The increase was attributable to growth in renewal business and premium rate increases.

Ceded written premiums, the portion of gross written premiums reinsured by unaffiliated insurers, increased 6.3% to $9.6 million for the three months ended September 30, 2004 compared with $9.0 million for the three months ended September 30, 2003. The increase in ceded written premiums was due primarily to growth in gross written premiums and the recognition of $1.1 million in catastrophe loss treaty reinstatement premiums due to Hurricanes Charley, Frances, Ivan and Jeanne, partially offset by lower reinsurance rates on the Company’s multiple-line excess of loss reinsurance treaty. These lower reinsurance rates were due primarily to an increase in the Company’s reinsurance retention on its property lines of business from $300,000 per risk in 2003 to $500,000 per risk in 2004.

Net written premiums, which are gross written premiums less ceded written premiums, increased 13.6% to $56.2 million for the three months ended September 30, 2004 compared with $49.5 million for the three months ended September 30, 2003. The increase in net written premiums was higher than the increase in gross written premiums due to lower reinsurance costs.

Net investment income increased to $3.8 million for the three months ended September 30, 2004 compared with $3.3 million for the three months ended September 30, 2003, due primarily to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

Net realized investment loss was $1.4 million for the three months ended September 30, 2004 compared to a net unrealized investment gain of $0.7 million for the three months ended September 30, 2003. The net realized investment loss for the 2004 period was primarily attributable to $1.1 million of other-than-temporary impairments on certain of the Company’s investments in common stock that were in a continuous unrealized loss position for over six months and $0.3 million on sales of certain of the Company’s investments in fixed-maturity securities. The net realized investment gain for the 2003 period was primarily attributable to the sale of certain of the Company’s investments in preferred stocks.

Losses and loss adjustment expenses increased 44.6% to $35.6 million for the three months ended September 30, 2004 compared with $24.6 million for the three months ended September 30, 2003. The increase was due to growth in premiums earned and an increase in the loss ratio from 61.0 for the 2003 period to 67.9 for the 2004 period. The increase in the loss ratio was due primarily to an increase in catastrophe-related losses from $1.3 million for the 2003 period to $4.3 million for the 2004 period due primarily to Hurricanes Charley, Frances, Ivan and Jeanne, partially offset by rate increases implemented in 2003 and 2004 and a decline in losses and loss adjustment expenses attributable to insured events of prior years of $1.1 million. Although, in the aggregate, the Company did not record an adjustment to losses and loss adjustment expenses attributable to insured events of prior years, the Company increased casualty losses and loss adjustment expenses attributable to insured events of prior years by $1.5 million primarily for accident years 1994 through 2000, which were entirely offset by a reduction of $1.5 million for its property lines of business primarily related to accident year 2003. For more information regarding losses and loss adjustment expenses attributable to insured events of prior years, see the section entitled “Critical Accounting Estimates and Policies” of this discussion and analysis.

Amortization of deferred policy acquisition costs (“ADAC”) increased 24.5% to $12.3 million for the three months ended September 30, 2004 from $9.9 million for the three months ended September 30, 2003, due primarily to the growth in premiums earned.

Other underwriting expenses decreased 7.5% to $2.2 million for the three months ended September 30, 2004 from $2.4 million for the three months ended September 30, 2003.

The overall GAAP combined ratio, which is the sum of the loss and expense ratios, increased to 95.7 for the three months ended September 30, 2004 from 91.5 for the three months ended September 30, 2003. The loss ratio increased to 67.9 for the 2004 period from 61.0 for the 2003 period. The expense ratio, which is calculated by dividing the sum of ADAC and other underwriting expenses by premiums earned, improved to 27.8 for the 2004 period from 30.5 for the 2003 period due primarily to growth in premiums earned of 29.9 percent over growth in ADAC and other underwriting expenses of 18.3 percent. The GAAP combined ratio is a standard measure of underwriting profitability used throughout the property and casualty insurance industry. A ratio below 100.0 generally indicates underwriting profitability.

Underwriting income decreased to $2.3 million for the three months ended September 30, 2004 from $3.4 million for the three months ended September 30, 2003. Underwriting income is a non-GAAP financial measure used by the Company, among other measures, to evaluate the performance of its underwriting operations. Underwriting income is equal to premiums earned less losses and loss adjustment expenses, ADAC and other underwriting expenses. The decline in underwriting income for the 2004 period was due to an increase in the GAAP combined ratio, partially offset by growth in earned premiums.

Interest expense was $0.5 million for both the three months ended September 30, 2004 and 2003.

Corporate expenses increased to $1.2 million for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003. This increase was due primarily to approximately $0.9 million in expenses incurred in connection with the proposed business combination with UNGL.

Income tax expense declined to $0.8 million for the three months ended September 30, 2004 from $2.1 million for the three months ended September 30, 2003. This decline was due primarily to lower underwriting profitability, an increase in corporate expenses and the net realized investment loss for the three months ended September 30, 2004.

Operating income decreased to $3.0 million or $0.20 per share (basic and diluted) for the three months ended September 30, 2004 from $4.2 million or $0.28 per share (basic and diluted) for the three months ended September 30, 2003. Operating income is calculated by subtracting net realized investment gain, after taxes, from net income. Operating income is a non-GAAP financial measure used by the Company, among other measures, to evaluate its performance because the realization of net realized investment gains or losses in a given period is largely discretionary as to timing and could distort the comparability of results. The decline in operating income for the 2004 period was due to the decline in underwriting income, after taxes, and corporate expenses, after taxes, partially offset by growth of investment income, after taxes.

The factors described above resulted in net income of $2.1 million or $0.14 per share (basic and diluted) for the three months ended September 30, 2004 compared with $4.6 million or $0.31 per share (basic and diluted) for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 20, 2003

Premiums earned increased 35.6% to $150.5 million for the nine months ended September 30, 2004 compared with $111.0 million for the nine months ended September 30, 2003 due to the growth in net written premiums over the last 12 months.

Gross written premiums increased 27.0% to $194.8 million for the nine months ended September 30, 2004 compared with $153.3 million for the nine months ended September 30, 2003. The increase was attributable to growth in new and renewal business and premium rate increases.

Ceded written premiums increased 8.9% to $26.1 million for the nine months ended September 30, 2004 compared with $23.9 million for the nine months ended September 30, 2003. The increase in ceded written premiums was due primarily to growth in gross written premiums and the recognition of $1.1 million in catastrophe loss treaty reinstatement premiums due to Hurricanes Charley, Frances, Ivan and Jeanne, partially offset by lower reinsurance rates on the Company’s multiple-line excess of loss reinsurance treaty. These lower reinsurance rates were primarily due to an increase in Company’s reinsurance retention on its property lines of business from $300,000 per risk in 2003 to $500,000 per risk in 2004.

Net written premiums increased 30.4% to $168.7 million for the nine months ended September 30, 2004 compared with $129.4 million for the nine months ended September 30, 2003. The increase in net written premiums was higher than the increase in gross written premiums due to lower reinsurance costs.

Net investment income increased to $10.8 million for the nine months ended September 30, 2004 compared with $9.7 million for the nine months ended September 30, 2003, due primarily to the growth in average invested assets, partially offset by a decrease in average yield on fixed-maturity investments.

Net realized investment loss was $0.7 million for the nine months ended September 30, 2004 compared to a net realized investment gain of $1.9 million for the nine months ended September 30, 2003. The net realized investment loss for the 2004 period was primarily attributable to $1.1 million of other-than-temporary impairments on certain of the Company’s investments in common stock that were in a continuous unrealized loss position for over six months, partially offset by realized gains on the sale of certain of the Company’s investments in fixed-income securities and common stocks. The net realized investment gain for the 2003 period was primarily attributable to the sale of certain of the Company’s fixed-maturity securities and preferred stocks and all of the Company’s then existing common stock investments.

Losses and loss adjustment expenses increased 38.2% to $95.1 million for the nine months ended September 30, 2004 compared with $68.8 million for the nine months ended September 30, 2003. The increase was due to growth in premiums earned and an increase in the loss ratio from 62.0 for the 2003 period to 63.2 for the 2004 period. The increase in the loss ratio was due primarily to an increase in catastrophe-related losses from $3.0 million in 2003 to $5.4 million in 2004 due primarily to Hurricanes Charley, Frances, Ivan and Jeanne, partially offset by rate increases implemented in 2003 and 2004 and a decrease in losses and loss adjustment expenses attributable to insured events of prior years to $1.5 million in 2004 from $2.0 million in 2003. For more information regarding the $1.5 million in losses and loss adjustment expenses attributable to insured events of prior years, see the section entitled “Critical Accounting Estimates and Policies” of this discussion and analysis.

Amortization of deferred policy acquisition costs increased 33.8% to $36.9 million for the nine months ended September 30, 2004 from $27.6 million for the nine months ended September 30, 2003, due primarily to the growth in premiums earned.

Other underwriting expenses increased 26.6% to $8.6 million for the nine months ended September 30, 2004 from $6.8 million for the nine months ended September 30, 2003, due primarily to expenses related to the forgiveness of officers’ stock loans in the second quarter of 2004 totaling $1.2 million.

The overall GAAP combined ratio increased to 93.4 for the nine months ended September 30, 2004 from 93.0 for the nine months ended September 30, 2003. The loss ratio increased to 63.2 for the 2004 period from 62.0 for the 2003 period. The GAAP expense ratio improved to 30.2 for the 2004 period from 31.0 for the 2003 period.

Underwriting income increased to $9.9 million for the nine months ended September 30, 2004 from $7.8 million for the nine months ended September 30, 2003. The improvement in underwriting income for the 2004 period was primarily due to growth in earned premiums, which was partially offset by an increase in the GAAP combined ratio from 93.0 for 2003 to 93.4 for 2004.

Corporate expenses increased to $1.8 million for the three months ended September 30, 2004 from $0.6 million for the three months ended September 30, 2003. This increase was due primarily to approximately $0.9 million in expenses incurred in connection with the proposed business combination with UNGL.

Interest expense increased to $1.5 million for the nine months ended September 30, 2004 from $1.2 million for the nine months ended September 30, 2003, due primarily to interest expense on the Company’s junior subordinated debentures issued in May, 2003.

Income tax expense decreased to $5.0 million for the nine months ended September 30, 2004 from $5.4 million for the nine months ended September 30, 2003. This decline was due primarily to an increase in corporate expenses and the net realized investment loss for the nine months ended September 30, 2004, partially offset by improved underwriting profitability.

Operating income increased to $12.1 million or $0.82 per basic share and $0.81 per diluted share for the nine months ended September 30, 2004 from $11.0 million or $0.75 per basic share and $0.74 per diluted share for the nine months ended September 30, 2003. The increase in operating income for the 2004 period was due to the improvement in underwriting income, after taxes, and growth of investment income, after taxes, partially offset by the increase in corporate expenses, after taxes.

The factors described above resulted in net income of $11.6 million or $0.79 per basic share and $0.78 per diluted share for the nine months ended September 30, 2004 compared with $12.2 million or $0.83 per basic share and $0.82 per diluted share for the nine months ended September 30, 2003.

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

The Company has identified that the establishment of reserves for unpaid losses and loss adjustment expenses and the valuation of certain investments are critical accounting estimates because they involve a high degree of judgment. Although variability is inherent in these estimates, the Company believes the amounts provided in its financial statements are appropriate based upon the facts available at the time. For information related to the valuation of investments, see the section entitled “Investments” in this discussion and analysis beginning on page 20.

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

Unpaid losses and loss adjustment expenses increased 29.5% to $226.5 million at September 30, 2004 from $174.9 million at December 31, 2003. During the first nine months of 2004, the Company increased incurred losses and loss adjustment expenses attributable to insured events of prior years by $1.5 million. This increase consisted of an increase in the Company’s estimate for the commercial casualty lines of business by $5.5 million relating primarily to accident year’s 1994 through 2000, partially offset by a decrease in the Company’s estimate for the commercial property lines of business of $4.0 million relating primarily to the 2003 accident year.

At September 30, 2004, the Company’s unpaid losses and loss adjustment expenses included its best estimate of $12,000,000 for gross losses and loss adjustment expenses related to Hurricanes Charley, Frances, Ivan and Jeanne based on current claims reported to the Company. As of September 30, 2004, the Company recorded reinsurance recoverables of $8,000,000 related to these hurricane losses (See “Reinsurance Recoverable” on page 19).

In 2003, the Company received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued with a $500,000 indemnity policy aggregate limit of liability. At September 30, 2004, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

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

For 2004, the Company's catastrophic loss reinsurance program includes: American Agricultural Insurance Company, Converium Reinsurance (North America) Inc., Converium Ltd. (Zurich), Everest Reinsurance Company, Hannover Re (Bermuda) Ltd., PXRE Reinsurance Company, Shelter Reinsurance Company, Sirius International Insurance Corporation and XL Re Ltd. All of these reinsurers have statutory surplus greater than $500 million and an A.M. Best rating of "A" (Excellent) or higher, with the exception of Converium Reinsurance (NA) Inc. and Converium Ltd. (Zurich) which were downgraded to "B-" (Fair) and "B++" (Very Good), respectively, by A.M. Best in 2004.

Reinsurance Recoverable. The Company’s reinsurance recoverable increased to $49.5 million as of September 30, 2004 compared with $38.0 million as of December 31, 2003. This increase was due primarily to the growth in unpaid losses and loss adjustment expenses, which increased 29.5% to $226.5 million as of September 30, 2004 from $174.9 million at December 31, 2003. The following table summarizes the Company’s outstanding reinsurance recoverable, net of a $700,000 allowance for doubtful accounts, as of September 30, 2004, by reinsurer:

(Dollars in thousands)	A.M. Best Rating	Amount Reflected on Balance Sheet	Percentage of Reinsurance Recoverable

American Re	"A+" (Superior)	$29,654	59.9%
General Re	"A++" (Superior)	11,534	23.3
Everest Reinsurance Company	"A+" (Superior)	2,000	4.0
Converium Reinsurance (N.A.) Inc.	"B-" (Fair)	1,680	3.4
Hannover Re (Bermuda) Ltd.	"A" (Excellent)	1,200	2.4
Converium Ltd. (Zurich)	"B++"(Very Good)	1,160	2.3
XL Re Ltd.	"A+" (Superior)	1,120	2.3
American Agricultural Insurance Company	"A" (Excellent)	400	0.8
Shelter Mutual Insurance Company	"A" (Excellent)	280	0.6
Sirius International	"A" (Excellent)	160	0.3
Other reinsurers	---	341	0.7

		$49,529	100.0%

As of September 30, 2004, the Company had a remaining reinsurance recoverable of $1.1 million relating to a claim for an insured involving multiple policies written over multiple years beginning in 1998. The Company settled this claim in February 2004, but has not yet finalized the reinsurance recoverable with its reinsurer. The Company believes that resolution of this reinsurance recoverable will not have a material adverse impact on its results of operations.

As of September 30, 2004, the Company had $8,000,000 in aggregate reinsurance recoverable due from its catastrophic loss reinsurers related to these hurricanes as follows: American Agricultural Insurance Company, Converium Reinsurance (NA), Inc., Everest Reinsurance Company, Shelter Mutual Insurance Company, Hannover Re (Bermuda) Ltd, XL Re Ltd., Converium Ltd. (Zurich) and Sirius International Insurance Corporation. All of these reinsurers have statutory surplus of $500 million or greater and an

A.M. Best rating of "A" (Excellent) or higher, with the exception of Converium Reinsurance (NA) Inc. and Converium Ltd. (Zurich) which were downgraded to "B-" (Fair) and "B++" (Very Good) by A.M. Best in 2004. The participating share of the aggregate $8,000,000 in reinsurance recoverable from Converium Reinsurance (NA) Inc. and Converium Ltd. (Zurich) is $1,680,000 and $1,160,000, respectively, which the Company believes is fully recoverable.

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

Total cash and investments increased 16.7% to $403.4 million at September 30, 2004 from $345.7 million at December 31, 2003. This increase resulted primarily from net cash provided by operating activities of $60.0 million for the first nine months of 2004. Total cash and investments of $403.4 million at September 30, 2004 consisted of $360.0 million in fixed-maturity securities, $24.1 million in equity securities, consisting of preferred stocks, common stocks and a mutual fund invested in adjustable rate mortgages, and $19.3 million in cash.

The following summarizes the classifications of the Company’s cash and investments at September 30, 2004:

(Dollars in thousands)	Fair Value	Amount Reflected on Balance Sheet	Percentage of Cash and Investments

Fixed maturities:
Available for sale:
U.S. Treasury securities and obligations
of U.S. government agencies	$17,372	$17,372	4.3%
Corporate securities	96,568	96,568	23.9
Mortgage-backed securities	121,729	121,729	30.2
Other-structured securities	17,184	17,184	4.3
Municipal securities	106,893	106,893	26.5

Total available for sale	359,746	359,746	89.2

Held to maturity:
U.S. Treasury securities and obligations
of U.S. government agencies	25	25	---
Corporate securities	257	250	---

Total held to maturity	282	275	---

Total fixed-maturity securities	360,028	360,021	89.2
Equity securities	24,150	24,150	6.0
Cash	19,276	19,276	4.8

Total cash and investments	$403,454	$403,447	100.0%

The Company’s fixed-maturity portfolio of $360.0 million was 89.2% of the total cash and investments as of September 30, 2004. Of the fixed-maturity portfolio, 97.0% of the securities were rated “A” or better by Standard & Poor’s. Standard & Poor’s rates publicly traded securities in 20 categories ranging from

AAA to CC. Securities with ratings from AAA to BBB- (the top ten categories) are commonly referred to as having an investment grade rating.

The quality of the fixed-maturity portfolio at September 30, 2004 was as follows:

Standard and Poor's Rating	Percentage of Fixed-Maturity Portfolio

"AAA"	62.0%
"AA"	15.2
"A"	19.8
"BBB"	2.8
Below "BBB"	0.2

100.0%

As of September 30, 2004, the investment portfolio contained $138.9 million of mortgage-backed, asset-backed and collateralized mortgage obligations. These securities are publicly traded, and have market values obtained from an independent pricing service. Changes in estimated cash flows due to changes in prepayment assumptions from the original purchase assumptions are revised based on current interest rates and the economic environment. The Company had no investments in real estate or mortgage loans in its investment portfolio as of September 30, 2004.

As of September 30, 2004, the Company’s investment portfolio contained corporate fixed-maturities, common stocks and preferred stocks with a market value of $118.4 million. A summary of these securities by industry segment was as follows:

Industry Segment	Percentage of Corporate Fixed-Maturity, Common Stock and Preferred Stock Portfolio

Consumer, non-cyclical	25.2%
Financial institutions	24.7
Utilities	24.1
Communications	9.3
Consumer, cyclical	7.1
Industrial	4.1
Energy	3.1
Basic materials	1.7
Technology	0.7

100.0%

The Company regularly evaluates its investment portfolio to identify other-than-temporary impairments of individual securities. The Company considers many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security and the Company’s ability and willingness to hold the security until the market value is expected to recover. The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous unrealized loss position as of September 30, 2004:

				Gross Unrealized Losses

(Dollars in thousands)	Number of Securities	Fair Value	Book Value	Total	Six Months or Less	Between Seven Months and One Year	Greater than One Year

Fixed-maturity securities	56	$78,059	$78,734	$675	$373	$106	$196
Equity securities	14	5,393	5,754	361	97	258	6

				$$1,036	$470	$364	$202

As of September 30, 2004, the Company’s fixed-maturity investment portfolio had eleven (11) securities with $0.2 million of gross unrealized losses that were in a continuous unrealized loss position for over one year. The Company believes that the unrealized loss positions of these securities are due to changes in market interest rates. All of these securities were rated “A” or better by Standard & Poor’s and were in an unrealized loss position of less than 3 percent of its cost. Currently, the Company has the intent and ability to hold these securities until maturity and expects that the contractual obligations of these securities will be satisfied.

As of September 30, 2004, the Company held fourteen (14) equity securities with $0.4 million of gross unrealized losses, consisting primarily of common stocks purchased by the Company in the first nine months of 2004.

In the third quarter of 2004, the Company recorded other-than-temporary impairments of $1.1 million on certain of its investments in common stocks that were in a continuous unrealized loss position for more than six months as of September 30, 2004.

In October 2004, the market value of the Company’s common stock investment in Marsh & McLennan Companies, Inc. declined significantly below its $0.7 million cost basis as of September 30, 2004. The Company attributes the market value decline to developments announced to the public in October 2004. The Company may record other-than temporary impairments on this security in the fourth quarter of 2004 if the market value of this security does not fully recover to its cost basis by December 31, 2004.

Liquidity and Capital Resources

Capital Resources. PAGI is a holding company, the principal asset of which is the common stock of Penn-America Insurance Company. At September 30, 2004, PAGI’s capital structure consisted of common stockholders’ equity of $140.5 million and junior subordinated debentures of $30.0 million. The following table summarizes the capital resources:

(In thousands)	September 30, 2004	December 31, 2003

Stockholders' equity	$140,458	$130,810
Junior subordinated debentures	30,000	30,000

Total capital	$170,458	$160,810

Stockholders’ equity increased 7.4% to $140.5 million at September 30, 2004 compared with $130.8 million at December 31, 2003 due primarily to net income of $11.6 million for the first nine months of 2004, partially offset by dividends paid of $2.7 million in the first nine months of 2004.

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

The Company’s insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Penn-America Insurance Company may pay dividends to PAGI without advance regulatory approval only from unassigned surplus and only to the extent that all dividends in the past twelve months do not exceed the greater of 10% of total statutory surplus, or statutory net income for the prior year. Using these criteria, the available ordinary dividend for 2004 is $12,196,000. For the nine months ended September 30, 2004, there were no dividends paid by Penn-America Insurance Company to PAGI. Penn-America Insurance Company’s ability to pay future dividends to PAGI without advance regulatory approval is dependent upon maintaining a positive level of unassigned and statutory surplus, which in turn, is dependent upon Penn-America Insurance Company and Penn-Star Insurance Company generating net income in excess of dividends to PAGI. As of September 30, 2004, Penn-America Insurance Company’s statutory surplus was $131,663,000 and included unassigned surplus of $46,123,000.

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

Net cash provided by operating activities increased to $60.0 million for the nine months ended September 30, 2004 compared with $37.3 million for the nine months ended September 30, 2003. This growth was due primarily to the increase of cash received from collections of premiums for the first nine months of 2004 compared with the same period in 2003.

Net cash used by financing activities was $2.3 million for the nine months ended September 30, 2004 as compared to $13.8 million provided by financing activities for the nine months ended September 30, 2003. The cash used by financing activities for the nine months ending September 30, 2004 was primarily due to dividends paid of $2.7 million, partially offset by cash received from the issuance of stock of $0.5 million. The cash provided by financing activities for the nine months ended September 30, 2003 was due primarily to the junior subordinated debentures issued by the Company, which resulted in net proceeds of $14.5 million, which was partially offset by dividends paid of $1.9 million.

As a result of cash provided by operating activities, cash used by investing activities was $50.4 million for the nine months ended September 30, 2004 compared with $29.4 million for the nine months ended September 30, 2003.

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

Interest Rate Risk. Interest rate risk is the Company’s underlying exposure to an economic loss from changes in market interest rates. The Company’s investment portfolio included fixed-maturity securities, preferred stocks and a mutual fund invested in adjustable rate mortgages with a market value of $366.0 million at September 30, 2004 that is subject to interest rate risk. The Company manages its exposure to interest rate risk on investments through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks constantly are assessed and balanced within the context of the Company’s liability and capital position.

The Company’s market risk associated with exposure to interest rate risk has not materially changed from that identified at December 31, 2003.

Equity Price Risk. As of September 30, 2004, the Company’s investments in equity securities consist of common stocks of $18.2 million, preferred stocks of $3.4 million and a mutual fund invested in adjustable rate mortgages of $2.5 million. The market value of the Company’s investments in preferred stocks and a mutual fund invested in adjustable rate mortgages totaling $6.0 million are primarily affected by changes in interest rates. The Company’s exposure to equity price risk is primarily attributable to its investments in common stocks of $18.2 million, which were acquired in the first nine months of 2004.

The table below illustrates the sensitivity of the market value of the Company’s investments in common stocks to selected hypothetical changes in market prices as of September 30, 2004. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on the market value of the Company’s investments in common stocks and stockholders’ equity.

(Dollars in thousands)	Estimated Market Value of	Estimated Change in	Hypothetical Percentage Increase (Decrease) in Stockholders’
Hypothetical Change in Market Price	Common Stocks	Market Value	Equity

20% price increase	$21,803	$3,634	1.7%
10% price increase	19,986	1,817	0.8
No change	18,169	---	---
10% price decrease	16,352	(1,817)	(0.8)
20% price decrease	14,535	(3,634)	(1.7)

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

PART II

Item 1. Legal Proceedings — None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote by Security Holders — None

Item 5. Other Information

On October 15, 2004, the Company announced a proposed business combination with United National Group, Ltd. (UNGL), which will be renamed United America Indemnity, Ltd. (UAI) after closing. In accordance with the merger agreement, each publicly-held share of the Company will be exchanged for $15.375 of value, consisting of $13.875 in UAI class A common shares and $1.50 in cash. Separately, UNGL proposed to acquire Penn Independent Corporation, which is 100% owned by the Saltzman family. The transactions are expected to close during the first quarter of 2005 and are subject to several conditions and contingencies including regulatory approvals and the affirmative vote of the shareholders of UNGL and PAGI. Additional details on the proposed business combination will be provided to shareholders in a joint proxy statement/prospectus to be filed with the Securities and Exchange Commission by Penn-America and UNGL and sent to shareholders of each company.

Item 6. Exhibits

An Exhibit Index has been filed as part of this report beginning on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penn-America Group, Inc.

Date: November 5, 2004	By: /s/ Jon S. Saltzman
Jon S. Saltzman
President and
Chief Executive Officer

By: /s/ Joseph F. Morris
Joseph F. Morris
Senior Vice President,
Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of October 14, 2004, by and among United National Group, Ltd., U.N. Holdings II, Inc., Cheltenham Acquisition Corp. and Penn-America Group, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 15, 2004 and hereby incorporated by reference.

10.1

Voting Agreement, dated as of October 14, 2004, by and among the Penn-America Group, Inc., U.N. Holdings (Cayman), Ltd., U.N. Co-Investment Fund I (Cayman), L.P., U.N. Co-Investment Fund II (Cayman), L.P., U.N. Co-Investment Fund III (Cayman), L.P., U.N. Co-Investment Fund IV (Cayman), L.P., U.N. Co-Investment Fund V (Cayman), L.P., U.N. Co-Investment Fund VI (Cayman), L.P., U.N. Co-Investment Fund (Cayman) VII, L.P., U.N. Co-Investment Fund VIII (Cayman), L.P., and U.N. Co-Investment Fund IX (Cayman), L.P., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 15, 2004 and hereby incorporated by reference.

10.2*

Endorsement No. 1 to Property and Casualty Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective January 1, 2004.

10.3*

Endorsement No. 2 to Property and Casualty Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective July 22, 2004.

10.4*

Endorsement No. 1 effective to Property and Casualty Clash Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective January 1, 2004.

10.5*

Endorsement No. 2 to Property and Casualty Clash Excess of Loss Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective July 22, 2004.

10.6*

Endorsement No. 1 to Certified Terrorism Loss Aggregate Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective January 1, 2004.

10.7*

Endorsement No. 2 to Certified Terrorism Loss Aggregate Quota Share Reinsurance Agreement between Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company and American Re-Insurance Company effective July 22, 2004.

10.8*

Termination Endorsement to the Property Catastrophe Excess of Loss Reinsurance Contract between Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company and Converium Ltd. (Subscribing Reinsurer) effective October 1, 2004.

10.9*

Endorsement No. 1 to the Property Catastrophe Excess of Loss Reinsurance Contract between Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company and Converium Ltd. (Subscribing Reinsurer) effective October 1, 2004.

E-1

Exhibit Number	Description of Exhibit

10.10*

Property Catastrophe Second Reinstatement Excess of Loss Reinsurance Contract between subscribing Reinsurers and Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company effective October 1, 2004 to December 31, 2004.

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002.

32.1*

Certification of Chief Executive Officer of Penn-America Group, Inc. dated November 5, 2004 in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officer of Penn-America Group, Inc. dated November 5, 2004 in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Filed herewith

E-2